Form 10-Q
period 1995-09-30
IEA INCOME FUND IX L P
filed 1995-11-13
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_________


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

                            IEA INCOME FUND IX, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS


                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                   2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994                3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                          4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                              8
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                       10

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                         September 30,       December 31,
                                                                              1995               1994
                                                                         -------------      -------------
                  Assets
                  ------
Current assets:
   Cash, includes $279,873 at September 30, 1995 and $153,740
      at December 31, 1994 in interest-bearing accounts                  $     280,120      $     165,586
   Short-term investments                                                      930,000            860,000
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                          564,203            764,902
                                                                         -------------      -------------

           Total current assets                                              1,774,323          1,790,488
                                                                         -------------      -------------

Container rental equipment, at cost                                         17,160,497         17,342,153
   Less accumulated depreciation                                             5,962,413          5,193,717
                                                                         -------------      -------------
      Net container rental equipment                                        11,198,084         12,148,436
                                                                         -------------      -------------

                                                                         $  12,972,407      $  13,938,924
                                                                         =============      =============
     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities
   Due to general partner and its affiliates (notes 1 and 3)             $      20,279      $      23,446
                                                                         -------------      -------------

           Total current liabilities                                            20,279             23,446
                                                                         -------------      -------------

Due to general partner, net (note 3)                                             4,744             17,981
                                                                         -------------      -------------

           Total liabilities                                                    25,023             41,427
                                                                         -------------      -------------

Partners' capital (deficit):
   General partner                                                                 130             (9,778)
   Limited partners                                                         12,947,254         13,907,275
                                                                         -------------      -------------

           Total partners' capital                                          12,947,384         13,897,497
                                                                         -------------      -------------

                                                                         $  12,972,407      $  13,938,924
                                                                         =============      =============


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended               Nine Months Ended
                                                  ------------------------------   ------------------------------
                                                  September 30,    September 30,   September 30,    September 30,
                                                      1995             1994            1995              1994
                                                  -------------    -------------   -------------    -------------
Net lease revenue (note 4)                        $   610,105      $   574,109     $  1,964,643     $  1,903,423

Other operating expenses:
  Depreciation                                        358,163          257,130          862,871          792,537
  Other general and administrative expenses             4,597           12,585           34,836           38,049
                                                  -----------      -----------     ------------     ------------
                                                      362,760          269,715          897,707          830,586
                                                  -----------      -----------     ------------     ------------

    Earnings from operations                          247,345          304,394        1,066,936        1,072,837

Other income:
  Interest income                                      15,650            9,854           48,909           25,169
  Net gain on disposal of equipment                    20,324            4,401           32,578           65,494
                                                  -----------      -----------     ------------     ------------
                                                       35,974           14,255           81,487           90,663
                                                  -----------      -----------     ------------     ------------

    Net earnings                                  $   283,319      $   318,649     $  1,148,423     $  1,163,500
                                                  ===========      ===========     ============     ============


Allocation of net earnings:

  General partner                                 $    41,187      $    31,805     $    111,401     $     95,289
  Limited partners                                    242,132          286,844        1,037,022        1,068,211
                                                  -----------      -----------     ------------     ------------

                                                  $   283,319      $   318,649     $  1,148,423     $  1,163,500
                                                  ===========      ===========     ============     ============

Limited partners' per unit share of net earnings  $         7      $         8     $         31     $         31
                                                  ===========      ===========     ============     ============


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                   Nine Months Ended
                                                                             ------------------------------
                                                                             September 30,      September 30,
                                                                                 1995                1994
                                                                             -------------      -------------
Net cash provided by operating activities                                    $ 2,217,158         $ 1,813,674

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                                82,315              87,964
  Acquisition fees paid to general partner                                       (16,404)            (17,877)
                                                                             -----------         -----------

         Net cash provided by investing activities                                65,911              70,087
                                                                             -----------         -----------

Cash flows used in financing activities:
  Distribution to partners                                                    (2,098,535)         (1,964,357)
                                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents                             184,534             (80,596)

Cash and cash equivalents at January 1                                         1,025,586             987,057
                                                                             -----------         -----------

Cash and cash equivalents at September 30                                    $ 1,210,120         $   906,461
                                                                             ===========         ===========


        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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


                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:



                                                                   September 30,   December 31,
                                                                       1995            1994
                                                                   -------------   ------------
           Lease receivables, net of doubtful accounts
              of $124,042 at September 30, 1995 and $99,397
              at December 31, 1994                                  $  938,867     $  1,070,802
           Less:
           Direct operating payables and accrued expenses              164,242           92,447
           Damage protection reserve                                   109,015          105,706
           Base management fees                                         85,759           91,504
           Reimbursed administrative expenses                           15,648           16,243
                                                                    ----------     ------------

                                                                    $  564,203     $    764,902
                                                                    ==========     ============


(3)  Due to General Partner

     The amounts due to CCC at September 30, 1995 and December 31, 1994, were as follows:


                                                                  September 30,     December 31,
                                                                      1995              1994
                                                                  -------------     ------------
         Acquisition fees                                           $  25,023         $  41,427
         Less:     Non-current portion of acquisition fees,
                   payable in equal annual installments
                   through 1997                                         4,744            17,981
                                                                    ---------         ---------
         Total due to general partner, current                      $  20,279         $  23,446
                                                                    =========         =========



                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994, was as follows:


                                                         Three Months Ended               Nine Months Ended
                                                   -----------------------------    -----------------------------
                                                   September 30,   September 30,    September 30,   September 30,
                                                        1995           1994             1995             1994
                                                   -------------   -------------    -------------   -------------
           Rental revenue                          $   936,980     $   939,869      $  2,804,678    $  2,739,303

           Rental equipment
             operating expenses                        211,916         244,441           502,091         489,368
           Base management fees                         59,029          69,064           186,386         191,646
           Reimbursed administrative expenses           55,930          52,255           151,558         154,866
                                                   -----------     -----------      ------------    ------------

                                                   $   610,105     $   574,109      $  1,964,643    $  1,903,423
                                                   ===========     ===========      ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     The Registrant's cash balances at September 30, 1995 included sales proceeds from equipment disposals in the amount of $42,490. The Registrant will distribute these sales proceeds and $701,089 of cash from operations during the fourth quarter of 1995, representing distributions to its limited partners for the third quarter of 1995.

     Net lease receivables due from the Leasing Company declined $200,699 from December 31, 1994. Contributing to this decline was a $71,795 increase in direct operating payables and accrued expenses, comprised of a $26,908 increase in accrued expenses and a $44,887 increase in deferred revenue from advance billings to container lessees.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     Net lease revenue for the third quarter of 1995 was $610,105, an increase of 6% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $936,980, as compared to $939,869 for the same period last year. For the first nine months of 1995, net lease revenue was $1,964,643, an increase of 3% over the first nine months of 1994. Gross rental revenue increased 2% to $2,804,678 over the same nine-month period.

     Gross rental revenue experienced little change when compared with the same three and nine-month periods in the prior year, as the Registrant continued to recognize higher ancillary revenues, such as pick-up and drop-off charges. These ancillary revenues helped to offset the effects of a slightly lower fleet size and lower utilization rates. However, competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher per-diem rental rates. Accordingly, average per-diem rental rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:


                                                          Three Months Ended                    Nine Months Ended
                                                   --------------------------------      -------------------------------
                                                   September 30,      September 30,      September 30,     September 30,
                                                        1995               1994              1995               1994
                                                   -------------      -------------      -------------     -------------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))             6,947              7,035             6,975              7,049
         Average Utilization                              89%                93%               90%                91%

     During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

     A slightly smaller fleet size and a decline in the provision for repairs covered by the damage protection plan contributed to a 13% decline in rental equipment operating expenses, when compared to the same three-month period ended September 30, 1994. Rental equipment operating expenses increased 3% when compared to the same nine-month period in the prior year. This increase was attributable to costs associated with the recovery actions against the doubtful accounts of certain lessees, including legal, container recovery expenses and the related provision for doubtful accounts.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits


              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document

          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                                   IEA INCOME FUND IX, L.P.

                                   By    Cronos Capital Corp.
                                         The General Partner


                                   By    /s/ JOHN KALLAS
                                         --------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX


         Exhibit
            No.                                              Description
         -------                                             -----------
           27                                          Financial Data Schedule