Form 10-Q
period 1996-03-31
IEA INCOME FUND IX L P
filed 1996-05-15
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                            IEA INCOME FUND IX, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                                                      PAGE


PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995                            4

          Statements of Operations for the three months ended March 31, 1996 and 1995 (unaudited)      5

          Statements of Cash Flows for the three months ended March 31, 1996 and 1995 (unaudited)      6

          Notes to Financial Statements (unaudited)                                                    7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                  10
          Operations


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                            12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1996 and December 31, 1995, statements of operations for the three months ended March 31, 1996 and 1995, and statements of cash flows for the three months ended March 31, 1996 and 1995.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                March 31,     December 31,
                                                                  1996            1995
                                                                  ----            ----


                   Assets
                   ------
Current assets:

    Cash, includes $242,700 at March 31, 1996 and $234,018
       at December 31, 1995 in interest-bearing accounts       $   254,978     $   234,242
    Short-term investments                                         751,127         875,436
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                637,         589,878
                                                               -----------     -----------

           Total current assets                                  1,643,851       1,699,556
                                                               -----------     -----------

Container rental equipment, at cost                             17,009,569      17,104,812
    Less accumulated depreciation                                6,322,307       6,110,733
                                                               -----------     -----------
       Net container rental equipment                           10,687,262      10,994,079
                                                               -----------     -----------

                                                               $12,331,113     $12,693,635
                                                               ===========     ===========

      Liabilities and Partners' Capital
      ---------------------------------

Current liabilities:

    Due to general partner (notes 1 and 3)                     $    17,981     $    17,981
                                                               -----------     -----------

Partners' capital:
    General partner                                                    126             166
    Limited partners                                            12,313,006      12,675,488
                                                               -----------     -----------

           Total partners' capital                              12,313,132      12,675,654
                                                               -----------     -----------

                                                               $12,331,113     $12,693,635
                                                               ===========     ===========




        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three Months Ended
                                                     ------------------
                                                    March 31,     March 31,
                                                       1996         1995
                                                       ----         ----


Net lease revenue (notes 1 and 4)                    $567,613     $662,769

Other operating expenses:
   Depreciation                                       248,751      253,153
   Other general and administrative expenses            8,634       11,648
                                                     --------     --------
                                                      257,385      264,801
                                                     --------     --------

     Earnings from operations                         310,228      397,968

Other income:

   Interest income                                     14,105        7,405
   Net gain on disposal of equipment                   16,234       15,593
                                                     --------     --------
                                                       30,339       22,998
                                                     --------     --------

     Net earnings                                    $340,567     $420,966
                                                     ========     ========

Allocation of net earnings:

   General partner                                   $ 33,827     $ 36,587
   Limited partners                                   306,740      384,379
                                                     --------     --------

                                                     $340,567     $420,966
                                                     ========     ========

Limited partners' per unit share of net earnings     $   9.02     $  11.31
                                                     ========     ========




        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               Three Months Ended
                                                               ------------------
                                                            March 31,       March 31,
                                                              1996            1995
                                                              ----            ----


Net cash provided by operating activities                  $   561,630      $   766,362


Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment             37,887           53,249
   Acquisition fees paid to general partner                       --             (3,166)
                                                           -----------      -----------


         Net cash provided by investing activities              37,887           50,083



Cash flows used in financing activities:
   Distribution to partners                                   (703,089)        (669,092)
                                                           -----------      -----------


Net increase (decrease) in cash and cash equivalents          (103,572)         147,353


Cash and cash equivalents at January 1                       1,109,677        1,025,586
                                                           -----------      -----------


Cash and cash equivalents at March 31                      $ 1,006,105      $ 1,172,939
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

          The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.


                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1996 and December 31, 1995 were as follows:



                                                             March 31,   December 31,
                                                               1996          1995
                                                               ----          ----

           Lease receivables, net of doubtful accounts
              of $149,618 at March 31, 1996 and 138,066
              at December 31, 1995                            $938,196     $944,386
           Less:
           Direct operating payables and accrued expenses      113,340      148,076
           Damage protection reserve                           101,260      108,033
           Base management fees                                 71,239       82,254
           Reimbursed administrative expenses                   14,611       16,145
                                                              --------     --------

                                                              $637,746     $589,878
                                                              ========     ========



(3)  Due to General Partner

     The amounts due to CCC at March 31, 1996 and December 31, 1995 consist of acquisition fees.

                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1996 and 1995, was as follows:



                                                    Three Months Ended
                                                    ------------------
                                                   March 31,    March 31,
                                                     1996         1995
                                                     ----         ----


           Rental revenue                          $842,047     $917,808

           Rental equipment operating expenses      173,962      143,965
           Base management fees                      56,660       64,000
           Reimbursed administrative expenses        43,812       47,074
                                                   --------     --------

                                                   $567,613     $662,769
                                                   ========     ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1996 and December 31, 1995.

      During the first quarter of 1996, the Registrant disposed of 23 containers as part of its ongoing container operations, contributing to the changes in the Registrant's financial condition. At March 31, 1996, 95% of the original equipment remained in the registrant's fleet, as compared to 96% at December 31, 1995, and was comprised of the following:



                                                      40-Foot
                             20-Foot      40-Foot     High-Cube
                             -------      -------     ---------

Containers on lease:
    Term leases                 145          51            76
    Master lease              1,617         559         1,250
                              -----         ---         -----
         Subtotal             1,762         610         1,326
Containers off lease            453         153           244
                              -----         ---         -----
    Total container fleet     2,215         763         1,570
                              =====         ===         =====



                                                                          40-Foot
                                         20-Foot         40-Foot          High-Cube
                                         -------         -------          ---------
                                      Units      %      Units     %       Units      %
                                      -----      -      -----     -       -----      -

Total purchases                       2,327     100%     799     100%     1,653     100%
    Less disposals                      112       5%      36       5%        83       5%
                                      -----     ---      ---     ---      -----     ---
Remaining fleet at March 31, 1996     2,215      95%     763      95%     1,570      95%
                                      =====     ===      ===     ===      =====     ===


      Net lease receivables at March 31, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. A slightly smaller fleet size and the related operating results also contributed to the increase in net lease receivables, as the damage protection reserve, reimbursed administrative expenses payable, and base management fees payable declined.

      During the first quarter of 1996, distributions from operations and sales proceeds amounted to $703,089, reflecting distributions to the general and limited partners for the fourth quarter of 1995. This represents a decline from the $780,907 distributed during the fourth quarter of 1995, reflecting distributions for the third quarter of 1995. The Registrant's efforts to dispose of the remaining fleet should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first quarter of 1996. At March 31, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rate from 87% at December 31, 1995 to 79% at March 31, 1996. During the first quarter of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. The Leasing Company expects the Registrant to recognize the benefits of these efforts during the next few quarters of 1996. However, base per-diem rental rates have recently become subject to downward pressures within the container leasing market. A reduction in per-diem rental rates, combined with current utilization levels, could impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three-month period ended March 31, 1996 and the three-month period ended March 31, 1995.

      Net lease revenue for the first quarter of 1996 was $567,613, a decline of approximately 14% from the first quarter of 1995. Approximately 5% of the Registrant's net earnings for the three-month period ended March 31, 1996, were from gain on disposal of equipment, as compared to 2% for the same three-month period in the prior year.

      Gross rental revenue (a component of net lease revenue) for the quarter was $842,047, a decline of 8% from the same period last year. During 1996, gross rental revenue was primarily impacted by the Registrant's lower utilization levels. Average per-diem rental rates remained relatively stable when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1996 and 1995 were as follows:




                                                     Three Months Ended
                                                     ------------------
                                                     March 31,   March 31,
                                                       1996      1995
                                                       ----      ----

          Average Fleet Size (measured in
              twenty-foot equivalent units (TEU))     6,900      6,994
          Average Utilization                            83%        91%



      The Registrant's aging and declining fleet contributed to a 2% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during the three-month period ended March 31, 1996, as compared to 16% during the three-month period ended March 31, 1995. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
   No.                                Description                                                 Method of Filing
   ---                                -----------                                                 ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of September 12, 1988

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document



(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1996

- -----------------

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

                                     IEA INCOME FUND IX, L.P.

                                     By  Cronos Capital Corp.
                                         The General Partner

                                     By   /s/ JOHN KALLAS
                                          ----------------------

                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer
Date:  May 14, 1996

                                  EXHIBIT INDEX

 Exhibit
   No.                              Description                                                   Method of Filing
   ---                              -----------                                                   ----------------


   3(a)        Limited Partnership Agreement of the Registrant, amended and                       *
               restated as of September 12, 1988

   3(b)        Certificate of Limited Partnership of the Registrant                               **

   27          Financial Data Schedule                                                            Filed with this document






- ----------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)