Form 10-Q
period 1996-06-30
IEA INCOME FUND IX L P
filed 1996-08-13
CIK 836972

                                                                          FUND 9

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                            IEA INCOME FUND IX, L.P.

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                        4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)          5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                    6

          Notes to Financial Statements (unaudited)                                                               7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                  10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                       12


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                             June 30,            December 31,
                                                                               1996                  1995
                                                                             --------            ------------
                  Assets
                  ------
Current assets:
    Cash, includes $143,568 at June 30, 1996 and $234,018
         at December 31, 1995 in interest-bearing accounts                 $   143,672           $   234,242
    Short-term investments                                                     827,059               875,436
    Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                       632,869               589,878
                                                                           -----------           -----------
             Total current assets                                            1,603,600             1,699,556
                                                                           -----------           -----------
Container rental equipment, at cost                                         16,724,244            17,104,812
    Less accumulated depreciation                                            6,447,308             6,110,733
                                                                           -----------           -----------
         Net container rental equipment                                     10,276,936            10,994,079
                                                                           -----------           -----------
                                                                           $11,880,536           $12,693,635
                                                                           ===========           ===========
    Liabilities and Partners' Capital

Current liabilities:
    Due to general partner and its affiliates (notes 1 and 3)              $     7,383           $    17,981
                                                                           -----------           -----------
Partners' capital (deficit):
    General partner                                                            (17,624)                  166
    Limited partners                                                        11,890,777            12,675,488
                                                                           -----------           -----------
             Total partners' capital                                        11,873,153            12,675,654
                                                                           -----------           -----------
                                                                           $11,880,536           $12,693,635
                                                                           ===========           ===========

        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                    Three Months Ended              Six Months Ended
                                                    -------------------         -----------------------
                                                    June 30,   June 30,           June 30,     June 30,
                                                      1996       1995              1996         1995
                                                    --------   --------         ----------   ----------
Net lease revenue (notes 1 and 4)                   $441,029   $691,769         $1,008,642   $1,354,538

Other operating expenses:
    Depreciation                                     245,975    251,555            494,726      504,708
    Other general and administrative expenses          8,857     18,591             17,491       30,239
                                                    --------   --------         ----------   ----------
                                                     254,832    270,146            512,217      534,947
                                                    --------   --------         ----------   ----------
         Earnings from operations                    186,197    421,623            496,425      819,591

Other income:
    Interest income                                   13,557     17,666             27,662       33,259
    Net gain (loss) on disposal of equipment         (26,098)     4,849             (9,864)      12,254
                                                    --------   --------         ----------   ----------
                                                     (12,541)    22,515             17,798       45,513
                                                    --------   --------         ----------   ----------
         Net earnings                               $173,656   $444,138         $  514,223   $  865,104
                                                    ========   ========         ==========   ==========
Allocation of net earnings:
    General partner                                 $ 11,644   $ 33,627         $   45,471   $   70,214
    Limited partners                                 162,012    410,511            468,752      794,890
                                                    --------   --------         ----------   ----------
                                                    $173,656   $444,138         $  514,223   $  865,104
                                                    ========   ========         ==========   ==========
Limited partners' per unit share of net earnings    $   4.77   $  12.08         $    13.79   $    23.38
                                                    ========   ========         ==========   ==========



        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                      Six Months Ended
                                                                               ______________________________
                                                                                 June 30,           June 30,
                                                                                   1996               1995
                                                                               -----------        -----------
Net cash provided by operating activities                                      $ 1,086,817        $ 1,511,603
Cash flows provided by (used in) investing activities:
    Proceeds from sale of container rental equipment                               101,559             34,377
    Acquisition fees paid to general partner                                       (10,598)           (13,764)
                                                                               -----------        -----------
           Net cash provided by investing activities                                90,961             20,613
                                                                               -----------        -----------
Cash flows used in financing activities:
    Distribution to partners                                                    (1,316,724)        (1,382,910)
                                                                               -----------        -----------
Net increase (decrease) in cash and cash equivalents                              (138,946)           149,306

Cash and cash equivalents at January 1                                           1,109,677          1,025,586
                                                                               -----------        -----------
Cash and cash equivalents at June 30                                           $   970,731        $ 1,174,892
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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                                         June 30,      December 31,
                                                                           1996            1995
                                                                         --------      ------------
         Lease receivables, net of doubtful accounts
             of $247,762 at June 30, 1996 and $138,066
             at December 31, 1995                                        $905,130        $944,386
         Less:
         Direct operating payables and accrued expenses                   112,959         148,076
         Damage protection reserve                                         82,158         108,033
         Base management fees                                              63,375          82,254
         Reimbursed administrative expenses                                13,769          16,145
                                                                         --------        --------
                                                                         $632,869        $589,878
                                                                         ========        ========

(3)  Due to General Partner

     The amounts due to CCC at June 30, 1996 and December 31, 1995 consist of acquisition fees.


                                                              (Continued)

                            IEA INCOME FUND IX, L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six- month periods ended June 30, 1996 and 1995, was as follows:

                                                     Three Months Ended       Six Months Ended
                                                     ------------------   -----------------------
                                                     June 30,  June 30,    June 30,     June 30,
                                                       1996      1995        1996         1995
                                                     --------  --------   ----------   ----------
         Rental revenue                              $788,590  $949,890   $1,630,637   $1,867,698

         Rental equipment operating expenses          259,508   146,210      433,470      290,175
         Base management fees                          47,173    63,357      103,833      127,357
         Reimbursed administrative expenses            40,880    48,554       84,692       95,628
                                                     --------  --------   ----------   ----------
                                                     $441,029  $691,769   $1,008,642   $1,354,538
                                                     ========  ========   ==========   ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

     During the first six months of 1996, the Registrant disposed of 100 containers as part of its ongoing operations, contributing to the change in the Registrant's financial condition. At June 30, 1996, 94% of the original equipment remained in the Registrant's fleet, as compared to 96% at December 31, 1995, comprised as follows:

                                                                     40-Foot
                                                20-Foot   40-Foot   High-Cube
                                                -------   -------   ---------
     Containers on lease:
       Term leases                                  131       48         78
       Master lease                               1,580      544      1,234
                                                  -----      ---      -----
            Subtotal                              1,711      592      1,312
     Containers off lease                           480      161        215
                                                  -----      ---      -----
       Total container fleet                      2,191      753      1,527
                                                  =====      ===      =====

                                                                                            40-Foot
                                                     20-Foot             40-Foot           High-Cube
                                                 --------------      --------------     --------------
                                                 Units       %       Units       %      Units      %
                                                 -----     ----      -----     ----     -----     ----
       Total purchases                           2,327     100%       799      100%     1,653     100%
            Less disposals                         136       6%        46        6%       126       8%
                                                 -----     ---        ---      ---      -----     ---
       Remaining fleet at June 30, 1996          2,191      94%       753       94%     1,527      92%
                                                 =====     ===        ===      ===      =====     ===

Net lease receivables at June 30, 1996 increased when compared to the December 31, 1995 balance, as cash collections of outstanding lease receivables slowed. The decline in fleet size and its operating performance also contributed to the increase in net lease receivables, as direct operating payables, reimbursed administrative expenses payable, base management and incentive fees payable declined.

During the second quarter of 1996, distributions from operations and sales proceeds amounted to $613,635, reflecting distributions to the general and limited partners for the first quarter of 1996. This represents a decline from the $703,089 distributed during the first quarter of 1996, reflecting distributions for the fourth quarter of 1995. Additional container disposals should contribute to lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the Registrant's utilization rates from 87% at December 31, 1995 to 82% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions, combined with the Registrant's disposal of containers, will continue to impact the Registrant's results from operations during the remainder of 1996.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

     Net lease revenue for the three and six-month periods ended June 30, 1996 was $441,029, and $1,008,642, respectively, a decline of 36% and 26% from the same three and six-month periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $788,590 and $1,630,637, respectively, reflecting a decline of 17% and 13% from the same three and six-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels. Average per-diem rental rates decreased approximately 4% and 3%, when compared to the same three and six-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and June 30, 1995 were as follows:

                                                     Three Months Ended         Six Months Ended
                                                    --------------------      ---------------------
                                                    June 30,    June 30,      June 30,     June 30,
                                                      1996        1995          1996         1995
                                                    --------    --------      --------     --------
         Average Fleet Size (measured in
            twenty-foot equivalent units (TEU))       6,812       6,972        6,856        6,987
         Average Utilization                             81%         91%          82%          91%


The Registrant's declining fleet size contributed to a 2% decline in depreciation expense in each of the three and six-month periods ended June 30, 1996, respectively, when compared to the same three and six-month periods in the prior year, respectively. Rental equipment operating expenses were 33% and 27% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 15% and 16% during the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's diminishing fleet size and related operating performance contributed to the decline in base management and incentive fees, when compared to the same periods in the prior year.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.                                 Description                      Method of Filing
     -------                               -----------                      ----------------
       3(a)      Limited Partnership Agreement of the Registrant,            *
                 amended and restated as of September 12, 1988

       3(b)      Certificate of Limited Partnership of the Registrant        **

       27        Financial Data Schedule                                     Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996



- -------------------

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



                                    IEA INCOME FUND IX, L.P.

                                    By   Cronos Capital Corp.
                                         The General Partner



                                    By
                                         /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer



Date:  August 13, 1996

                                 EXHIBIT INDEX



Exhibit
  No.                                 Description                                     Method of Filing
- -------                               -----------                                     ----------------
  3(a)      Limited Partnership Agreement of the Registrant, amended and              *
            restated as of September 12, 1988

  3(b)      Certificate of Limited Partnership of the Registrant                      **

  27        Financial Data Schedule                                                   Filed with this document



- -------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)