Form 10-Q
period 1996-09-30
IEA INCOME FUND IX L P
filed 1996-11-12
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                            IEA INCOME FUND IX, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                       4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)        5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                  6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                              September 30,      December 31,
                                                                                  1996              1995
                                                                              -------------      ------------
                   Assets
Current assets:
     Cash, includes $227,432 at September 30, 1996 and $234,018
         at December 31, 1995 in interest-bearing accounts                    $   227,816         $   234,242
     Short-term investments                                                       827,499             875,436
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                          533,907             589,878
                                                                              -----------         -----------

              Total current assets                                              1,589,222           1,699,556
                                                                              -----------         -----------

Container rental equipment, at cost                                            16,658,916          17,104,812
     Less accumulated depreciation                                              6,663,538           6,110,733
                                                                              -----------         -----------
         Net container rental equipment                                         9,995,378          10,994,079
                                                                              -----------         -----------

                                                                              $11,584,600         $12,693,635
                                                                              ===========         ===========
     Liabilities and Partners' Capital

Current liabilities:
     Due to general partner and its affiliates (notes 1 and 3)                $      4,743        $    17,981
                                                                              -----------         -----------
Partners' capital (deficit):
     General partner                                                              (13,209)                166
     Limited partners                                                          11,593,066          12,675,488
                                                                              -----------         -----------

              Total partners' capital                                          11,579,857          12,675,654
                                                                              -----------         -----------
                                                                              $11,584,600         $12,693,635
                                                                              ===========         ===========

        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           Three Months Ended                   Nine Months Ended
                                                     ------------------------------     ------------------------------
                                                     September 30,    September 30,     September 30,    September 30,
                                                         1996             1995              1996             1995
                                                     -------------    -------------     -------------    -------------
Net lease revenue (notes 1 and 4)                      $515,180         $610,105         $1,523,822       $1,964,643
Other operating expenses:
   Depreciation                                         243,419          358,163            738,145          862,871
   Other general and administrative expenses             10,767            4,597             28,258           34,836
                                                       --------         --------         ----------       ----------
                                                        254,186          362,760            766,403          897,707
                                                       --------         --------         ----------       ----------
     Earnings from operations                           260,994          247,345            757,419        1,066,936
Other income:
   Interest income                                       13,992           15,650             41,654           48,909
   Net gain on disposal of equipment                     10,453           20,324                589           32,578
                                                       --------         --------         ----------       ----------
                                                         24,445           35,974             42,243           81,487
                                                       --------         --------         ----------       ----------
     Net earnings                                      $285,439         $283,319         $  799,662       $1,148,423
                                                       ========         ========         ==========       ==========
Allocation of net earnings:
   General partner                                     $ 30,777         $ 41,187         $   76,248       $  111,401
   Limited partners                                     254,662          242,132            723,414        1,037,022
                                                       --------         --------         ----------       ----------
                                                       $285,439         $283,319         $  799,662       $1,148,423
                                                       ========         ========         ----------       ==========
Limited partners' per unit share of net earnings       $   7.49         $   7.13         $    21.28       $    30.51
                                                       ========         ========         ==========       ==========

        The accompanying notes are an integral part of these statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                            --------------------------------
                                                            September 30,      September 30,
                                                                1996               1995
                                                            -------------      -------------
Net cash provided by operating activities                    $ 1,586,423        $ 2,217,158

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment              267,911             82,315
   Acquisition fees paid to general partner                      (13,238)           (16,404)
                                                             -----------        -----------

         Net cash provided by investing activities               254,673             65,911
                                                             -----------        -----------

Cash flows used in financing activities:
   Distribution to partners                                   (1,895,459)        (2,098,535)
                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents             (54,363)           184,534

Cash and cash equivalents at January 1                         1,109,678          1,025,586
                                                             -----------        -----------

Cash and cash equivalents at September 30                    $ 1,055,315        $ 1,210,120
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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                  September 30,    December 31,
                                                                      1996             1995
                                                                  -------------    ------------
         Lease receivables, net of doubtful accounts
              of $206,408 at September 30, 1996 and $138,066
              at December 31, 1995                                  $770,075         $944,386
         Less:
         Direct operating payables and accrued expenses               88,386          148,076
         Damage protection reserve                                    77,077          108,033
         Base management fees                                         57,311           82,254
         Reimbursed administrative expenses                           13,394           16,145
                                                                    --------         --------
                                                                    $533,907         $589,878
                                                                    ========         ========

(3)   Due to General Partner

      The amounts due to CCC at September 30, 1996 and December 31, 1995 consist of acquisition fees.


                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, and the Leasing Company, from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995, was as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                   ------------------------------     ------------------------------
                                                   September 30,    September 30,     September 30,    September 30,
                                                       1996             1995              1996             1995
                                                   -------------    -------------     -------------    -------------
           Rental revenue                            $747,360         $936,980          $2,377,997      $2,804,678
           Rental equipment operating expenses        137,764          211,916             571,234         502,091
           Base management fees                        52,655           59,029             156,488         186,386
           Reimbursed administrative expenses          41,761           55,930             126,453         151,558
                                                     --------         --------          ----------      ----------
                                                     $515,180         $610,105          $1,523,822      $1,964,643
                                                     ========         ========          ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      During the first nine months of 1996, the Registrant disposed of 121 containers as part of its ongoing operations, contributing to the change in the Registrant's financial condition. At September 30, 1996, 93% of the original equipment remained in the Registrant's fleet, as compared to 96% at December 31, 1995, comprised as follows:

                                                                  40-Foot
                                           20-Foot    40-Foot    High-Cube
         Containers on lease:
              Term leases                     151         55           83
              Master lease                  1,445        522        1,250
                                            -----        ---        -----
                  Subtotal                  1,596        577        1,333
         Containers off lease                 584        171          189
                                            -----        ---        -----
              Total container fleet         2,180        748        1,522
                                            =====        ===        =====

                                                                                             40-Foot
                                                     20-Foot             40-Foot            High-Cube
                                                  --------------      ------------       --------------
                                                  Units       %       Units     %        Units       %
         Total purchases                          2,327      100%      799     100%      1,653      100%
              Less disposals                        147        6%       51       6%        131        8%
                                                  -----     ----       ---     ---       -----      ---
         Remaining fleet at September 30, 1996    2,180       94%      748      94%      1,522       92%
                                                  =====     ====       ===     ===       =====      ===

      Net lease receivables at September 30, 1996, declined when compared to December 31, 1995. Contributing to this decline were favorable collections of the Registrant's lease receivables and a decline in the fleet's operating performance. A reduction in the Registrant's fleet size, as well as the fleet's related operating performance, also contributed to a decline in direct operating payables, damage protection reserve, reimbursed administrative expenses payable and base management fees payable.

      During the third quarter of 1996, distributions from operations and sales proceeds amounted to $578,735, reflecting distributions to the general and limited partners for the second quarter of 1996. This represents a decline from the $613,635 distributed during the second quarter of 1996, reflecting increased distributions of sales proceeds for the second quarter of 1996. Additional container disposals, combined with current leasing market conditions, may contribute to lower operating results and, consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. Accordingly, the Registrant's utilization rate has declined from an average of 87% at December 31, 1995 to 80% at September 30, 1996. During the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. These leasing market conditions are expected to adversely impact the Registrant's results from operations through the remainder of 1996 and into 1997.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three and nine-month periods ended September 30, 1996 was $515,180, and $1,523,822, respectively, a decline of 16% and 22% from the same three and nine-month periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $747,360 and $2,377,997, respectively, reflecting a decline of 20% and 15% from the same three and nine-month periods in 1995, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels. Average per-diem rental rates decreased approximately 6% and 3%, when compared to the same three and nine-month periods in the prior year, respectively, as they became subject to the downward pressures of an increasingly soft container leasing market. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and September 30, 1995 were as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                     ------------------------------     ------------------------------
                                                     September 30,    September 30,     September 30,    September 30,
                                                        1996             1995              1996             1995
                                                     -------------    -------------     -------------    -------------
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))        6,726             6,947            6,813            6,975
         Average Utilization                               82%               89%              82%              90%


      Rental equipment operating expenses were 18% and 23% of the Registrant's gross lease revenue for the three-month periods ended September 30, 1996 and 1995, respectively. This decline was primarily attributable to a reduction in the provision for doubtful accounts. However, rental equipment operating expenses were 24% and 18% of the Registrant's gross lease revenue for the nine-month periods ended September 30, 1996 and 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including storage, handling, and repositioning, also contributed to the increase in rental equipment operating expenses, as a percentage of gross lease revenue. A reduction in the Registrant's average fleet size and its related operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


      Exhibit
        No.                        Description                                                Method of Filing
      -------                      -----------                                                ----------------
        3(a)        Limited Partnership Agreement of the Registrant, amended and              *
                    restated as of September 12, 1988

        3(b)        Certificate of Limited Partnership of the Registrant                      **

        27          Financial Data Schedule                                                   Filed with this document


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996



----------------

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



                                   IEA INCOME FUND IX, L.P.

                                   By  Cronos Capital Corp.
                                       The General Partner



                                   By   /s/ JOHN KALLAS
                                       ----------------------------------------
                                       John Kallas
                                       Vice President, Treasurer
                                       Principal Financial & Accounting Officer



Date:  November 11, 1996

                                  EXHIBIT INDEX



Exhibit
  No.                                   Description                                    Method of Filing
-------                                 -----------                                    ----------------
 (a)          Limited Partnership Agreement of the Registrant, amended and             *
              restated as of September 12, 1988

 3(b)         Certificate of Limited Partnership of the Registrant                     **

 27           Financial Data Schedule                                                  Filed with this document







----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)