Form 10-Q
period 1997-03-31
IEA INCOME FUND IX L P
filed 1997-06-16
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                            IEA INCOME FUND IX, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                                        PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996                               4

          Statements of Operations for the three months ended March 31, 1997 and 1996 (unaudited)         5

          Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited)         6

          Notes to Financial Statements (unaudited)                                                       7

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                                     10


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                               13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                            March 31,         December 31,
                                                                               1997               1996
                                                                           ------------       ------------
                   Assets
                   ------
Current assets:
    Cash and cash equivalents, includes $878,664 at March 31, 1997
       and $935,733 at December 31, 1996 in interest-bearing accounts      $    896,964       $    936,081
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                          527,711            543,250
                                                                           ------------       ------------

           Total current assets                                               1,424,675          1,479,331
                                                                           ------------       ------------

Container rental equipment, at cost                                          16,481,361         16,577,611
    Less accumulated depreciation                                             7,066,754          6,867,857
                                                                           ------------       ------------
       Net container rental equipment                                         9,414,607          9,709,754
                                                                           ------------       ------------

                                                                           $ 10,839,282       $ 11,189,085
                                                                           ============       ============

              Partners' Capital
              -----------------
Partners' capital (deficit):
    General partner                                                        $    (13,434)      $     (4,963)
    Limited partners                                                         10,852,716         11,194,048
                                                                           ------------       ------------

           Total partners' capital                                           10,839,282         11,189,085
                                                                           ------------       ------------

                                                                           $ 10,839,282       $ 11,189,085
                                                                           ============       ============



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                      -------------------------
                                                      March 31,       March 31,
                                                        1997            1996
                                                      ---------       ---------
Net lease revenue (notes 1 and 3)                     $ 452,207       $ 567,613

Other operating expenses:
   Depreciation                                         241,055         248,751
   Other general and administrative expenses              9,674           8,634
                                                      ---------       ---------
                                                        250,729         257,385
                                                      ---------       ---------

     Earnings from operations                           201,478         310,228

Other income:
   Interest income                                       11,018          14,105
   Net gain (loss) on disposal of equipment              (5,023)         16,234
                                                      ---------       ---------
                                                          5,995          30,339
                                                      ---------       ---------

     Net earnings                                     $ 207,473       $ 340,567
                                                      =========       =========

Allocation of net earnings:

   General partner                                    $  17,676       $  33,827
   Limited partners                                     189,797         306,740
                                                      ---------       ---------

                                                      $ 207,473       $ 340,567
                                                      =========       =========

Limited partners' per unit share of net earnings      $    5.58       $    9.02
                                                      =========       =========




   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                              Three Months Ended
                                                         -----------------------------
                                                          March 31,         March 31,
                                                            1997              1996
                                                         -----------       -----------
Net cash provided by operating activities                $   470,282       $   561,630


Cash flows provided by investing activities:
   Proceeds from sale of container rental equipment           47,876            37,887


Cash flows used in financing activities:
   Distribution to partners                                 (557,275)         (703,089)
                                                         -----------       -----------


Net decrease in cash and cash equivalents                    (39,117)         (103,572)


Cash and cash equivalents at January 1                       936,081         1,109,677
                                                         -----------       -----------


Cash and cash equivalents at March 31                    $   896,964       $ 1,006,105
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

         As of March 31, 1997, the Partnership operated 2,166 twenty-foot, 742 forty-foot and 1,500 forty-foot high-cube marine dry cargo containers.


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




                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

         The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2) Net Lease Receivables Due from Leasing Company

         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                               March 31,   December 31,
                                                                 1997          1996
                                                               ---------   ------------
           Lease receivables, net of doubtful accounts
              of $124,386 at March 31, 1997 and $124,324
              at December 31, 1996                             $779,412      $767,166
           Less:
           Direct operating payables and accrued expenses       108,990        79,541
           Damage protection reserve                             72,410        73,502
           Base management fees                                  57,928        57,795
           Reimbursed administrative expenses                    12,373        13,078
                                                               --------      --------

                                                               $527,711      $543,250
                                                               ========      ========




                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)      Net Lease Revenue

         Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996, was as follows:

                                                      Three Months Ended
                                                    ----------------------
                                                    March 31,     March 31,
                                                      1997          1996
                                                    ---------     ---------
           Rental revenue                           $678,072      $842,047

           Less:
           Rental equipment operating expenses       144,799       173,962
           Base management fees                       46,954        56,660
           Reimbursed administrative expenses         34,112        43,812
                                                    --------      --------

                                                    $452,207      $567,613
                                                    ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

         During the first quarter of 1997, the Registrant disposed of 23 containers as part of its ongoing container operations. At March 31, 1997, 92% of the original equipment remained in the Registrant's fleet, as compared to 93% at December 31, 1996, and was comprised of the following:

                                                                40-Foot
                                         20-Foot    40-Foot    High-Cube
                                         -------    ------     ---------
       Containers on lease:
           Term leases                      158        60          167
           Master lease                   1,423       493        1,108
                                          -----       ---        -----
                Subtotal                  1,581       553        1,275
       Containers off lease                 585       189          225
                                          -----       ---        -----
           Total container fleet          2,166       742        1,500
                                          =====       ===        =====

                                                                                    40-Foot
                                                    20-Foot          40-Foot       High-Cube
                                                 ------------     -----------     ------------
                                                 Units     %      Units    %      Units     %
                                                 -----    ---      ---    ---     -----    ---
       Total purchases                           2,327    100%     799    100%    1,653    100%
           Less disposals                          161      7%      57      7%      153      9%
                                                 -----    ---      ---    ---     -----    ---
       Remaining fleet at March 31, 1997         2,166     93%     742     93%    1,500     91%
                                                 =====    ===      ===    ===     =====    ===


         Net lease receivables at March 31, 1997 declined 3% when compared to December 31, 1996. Contributing to this change was an increase in direct operating payables and accrued expenses, a component of net lease revenue. Direct operating payables and accrued expenses increased 37% from December 31, 1996 due to the increase in costs associated with lower utilization levels, including handling, storage and repositioning.

         During the first quarter of 1997, distributions from operations and sales proceeds amounted to $557,275, reflecting distributions to the general and limited partners for the fourth quarter of 1996. This represents a decline from the $675,303 distributed during the fourth quarter of 1996, reflecting distributions for the third quarter of 1996.

         During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997. However, the Registrant's average utilization rate at March 31, 1997 was 79%, unchanged from December 31, 1996. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. These conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.

2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three- month period ended
         March 31, 1996.

         Net lease revenue for the first quarter of 1997 was $452,207, a decline of approximately 20% from the first quarter of 1996. Gross rental revenue (a component of net lease revenue) for the quarter was $678,072, a decline of 20% from the same period last year. During 1997, gross rental revenue was primarily impacted by the sluggish container leasing market conditions that existed during 1996 and throughout the first quarter of 1997. These conditions contributed to lower average per-diem rental rates, which declined 9% when compared to the same period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and 1996 were as follows:

                                                        Three Months Ended
                                                      ----------------------
                                                      March 31,    March 31,
                                                        1997         1996
                                                      ---------    ---------
           Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))        6,658        6,900
           Average Utilization                             79%          83%


         The Registrant's declining fleet size contributed to a 3% decline in depreciation expense when compared to the same period in the prior year. Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, consistent with the same period in the prior year. Increases in costs associated with lower utilization levels, including handling, storage and repositioning, were offset by declines in repair and maintenance expenses and the provision for doubtful accounts. The Registrant's fleet size and related operating results contributed to a decline in base management fees and reimbursed administrative expenses.

         As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

         The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner or the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

         The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

         Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.


         Cautionary Statement

         This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
       No.                         Description                                       Method of Filing
       ---                         -----------                                       ----------------
        3(a)      Limited Partnership Agreement of the Registrant, amended and       *
                  restated as of September 12, 1988

        3(b)      Certificate of Limited Partnership of the Registrant               **

       27         Financial Data Schedule                                            Filed with this document



(b)  Reports on Form 8-K

         The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

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



                                      IEA INCOME FUND IX, L.P.

                                      By Cronos Capital Corp.
                                         The General Partner



                                      By /s/ JOHN KALLAS
                                         --------------------------------------
                                         John Kallas
                                         Vice President, Treasurer
                                         Principal Finance & Accounting Officer



Date:  June 16, 1997

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