Form 10-Q
period 1997-06-30
IEA INCOME FUND IX L P
filed 1997-08-13
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ___________ TO ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            IEA INCOME FUND IX, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                      PAGE
  Item 1. Financial Statements

          Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                            4

          Statements of Operations for the three and six months ended June 30,
          1997 and 1996 (unaudited)                                                                                   5

          Statements of Cash Flows for the six months ended June 30, 1997 and
          1996 (unaudited)                                                                                            6

          Notes to Financial Statements (unaudited)                                                                   7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                      10


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                           13

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                             June 30,         December 31,
                                                                               1997               1996
                                                                           ------------       ------------
                   Assets
                   ------
Current assets:
    Cash and cash equivalents, includes $837,140 at June 30, 1997
       and $935,733 at December 31, 1996 in interest-bearing accounts       $   859,457        $   936,081
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                          484,355            543,250
                                                                            -----------        -----------
           Total current assets                                               1,343,812          1,479,331
                                                                            -----------        -----------
Container rental equipment, at cost                                          16,365,883         16,577,611
    Less accumulated depreciation                                             7,249,431          6,867,857
                                                                            -----------        -----------
       Net container rental equipment                                         9,116,452          9,709,754
                                                                            -----------        -----------
                                                                            $10,460,264        $11,189,085
                                                                            ===========        ===========

              Partners' Capital
              -----------------

Partners' capital (deficit):
    General partner                                                         $   (12,251)       $    (4,963)
    Limited partners                                                         10,472,515         11,194,048
                                                                            -----------        -----------
           Total partners' capital                                           10,460,264         11,189,085
                                                                            -----------        -----------
                                                                            $10,460,264        $11,189,085
                                                                            ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended        Six Months Ended
                                                        ---------------------     ---------------------
                                                         June 30,    June 30,     June 30,    June 30,
                                                           1997        1996         1997        1996
                                                        ---------    --------     --------   ----------
Net lease revenue (notes 1 and 3)                        $432,963    $441,029     $885,170   $1,008,642
Other operating expenses:
     Depreciation                                         239,511     245,975      480,566      494,726
     Other general and administrative expenses             13,321       8,857       22,995       17,491
                                                         --------    --------     --------     --------
                                                          252,832     254,832      503,561      512,217
                                                         --------    --------     --------     --------
         Earnings from operations                         180,131     186,197      381,609      496,425
Other income (expense):
     Interest income                                        9,984      13,557       21,002       27,662
     Net loss on disposal of equipment                    (24,396)    (26,098)     (29,419)      (9,864)
                                                         --------    --------     --------     --------
                                                          (14,412)    (12,541)      (8,417)      17,798
                                                         --------    --------     --------     --------
         Net earnings                                    $165,719    $173,656     $373,192     $514,223
                                                         ========    ========     ========     ========
Allocation of net earnings:
     General partner                                     $ 25,415    $ 11,644     $ 43,091      $45,471
     Limited partners                                     140,304     162,012      330,101      468,752
                                                         --------    --------     --------     --------
                                                         $165,719    $173,656     $373,192     $514,223
                                                         ========    ========     ========     ========
Limited partners' per unit share of net earnings         $   4.13    $   4.77     $   9.71     $  13.79
                                                         ========    ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Six Months Ended
                                                          ---------------------------
                                                            June 30,         June 30,
                                                              1997             1996
                                                          -----------     -----------
Net cash provided by operating activities                 $   932,574     $ 1,086,817

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment          93,164         101,559
     Acquisition fees paid to general partner                    (349)        (10,598)
                                                          -----------     -----------
           Net cash provided by investing activities           92,815          90,961
                                                          -----------     -----------
Cash flows used in financing activities:
     Distribution to partners                              (1,102,013)     (1,316,724)
                                                          -----------     -----------

Net decrease in cash and cash equivalents                     (76,624)       (138,946)

Cash and cash equivalents at January 1                        936,081       1,109,677
                                                          -----------     -----------
Cash and cash equivalents at June 30                      $   859,457     $   970,731
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

          As of June 30, 1997, the Partnership operated 2,156 twenty-foot, 737 forty-foot and 1,484 forty-foot high-cube marine dry cargo containers.


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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:



                                                                        June 30,     December 31,
                                                                          1997           1996
                                                                        --------     ------------
           Lease receivables, net of doubtful accounts
              of $112,728 at June 30, 1997 and $124,324
              at December 31, 1996                                      $771,903       $767,166
           Less:
           Direct operating payables and accrued expenses                149,150         79,541
           Damage protection reserve                                      66,222         73,502
           Base management fees                                           60,270         57,795
           Reimbursed administrative expenses                             11,906         13,078
                                                                        --------       --------
                                                                        $484,355       $543,250
                                                                        ========       ========

                            IEA INCOME FUND IX, L.P.

(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996, was as follows:



                                                          Three Months Ended        Six Months Ended
                                                        ---------------------     ------------------------
                                                         June 30,    June 30,      June 30,       June 30,
                                                           1997        1996          1997           1996
                                                        ---------    --------     ----------    ----------
         Rental revenue                                  $652,928    $788,590     $1,331,000    $1,630,637
         Less:
         Rental equipment operating expenses              142,359     259,508        287,158       433,470
         Base management fees                              45,770      47,173         92,724       103,833
         Reimbursed administrative expenses                31,836      40,880         65,948        84,692
                                                         --------    --------     ----------    ----------
                                                         $432,963    $441,029     $  885,170    $1,008,642
                                                         ========    ========     ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

      During the first six months of 1997, the Registrant disposed of 54 containers as part of its ongoing container operations. At June 30, 1997, 92% of the original equipment remained in the Registrant's fleet, as compared to 93% at December 31, 1996, and was comprised of the following:


                                                                40-Foot
                                     20-Foot      40-Foot      High-Cube
                                     -------      -------      ---------
       Containers on lease:
           Term leases                  196          52             132
           Master lease               1,415         516           1,176
                                      -----         ---           -----
                Subtotal              1,611         568           1,308
       Containers off lease             545         169             176
                                     ------         ---          ------
           Total container fleet      2,156         737           1,484
                                      =====         ===           =====


                                                                                            40-Foot
                                                     20-Foot              40-Foot          High-Cube
                                                 --------------       --------------     -------------
                                                 Units       %        Units      %       Units      %
                                                 -----     ----       -----     ----     -----    ----
       Total purchases                           2,327     100%        799      100%     1,653     100%
           Less disposals                          171       7%         62        8%       169      10%
                                                 -----     ---         ---      ---      -----     ---
       Remaining fleet at June 30, 1997          2,156      93%        737       92%     1,484      90%
                                                 =====     ===         ===      ===      =====     ===


      Net lease receivables declined 11% from December 31, 1996. This decline was attributable to an increase in direct operating payables and accrued expenses, a component of net lease receivables. Deferred revenue from advance billings on rental containers contributed to a $69,609 (88%) increase in direct operating payables and accrued expenses.

      During the second quarter of 1997, distributions from operations and sales proceeds amounted to $544,738, reflecting distributions to the general and limited partners for the first quarter of 1997. This represents a decline from the $557,275 distributed during the first quarter of 1997, reflecting distributions for the fourth quarter of 1996.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 79% at December 31, 1996 to 81% at June 30, 1997. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

      Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

      Net lease revenue for the three and six-month periods ended June 30, 1997 was $432,963 and $885,170, respectively, a decline of approximately 2% and 12% from the same three and six-month periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $652,928 and $1,331,000, respectively, a decline of 17% and 18% from the same three and six-month periods in 1996, respectively. During 1997, gross rental revenue was primarily impacted by a slightly smaller fleet size, lower per-diem rental rates and utilization levels. Average per-diem rental rates, declined 13% and 10% when compared to the same three and six-month periods in the prior year, respectively. Utilization of the Registrant's fleet of containers, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and six-month periods ended June 30, 1996. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and 1996 were as follows:



                                                      Three Months Ended          Six Months Ended
                                                   -----------------------     ----------------------
                                                   June 30,       June 30,     June 30,      June 30,
                                                     1997           1996         1997          1996
                                                   ---------      --------     --------     ---------
         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))     6,616          6,812        6,645        6,856
         Average Utilization                            80%            81%          80%          82%



      Rental equipment operating expenses were 22% and 21% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, respectively, as compared to 33% and 27% during the three and six-month periods ended June 30, 1996, respectively. These declines were a result of a reduction in the provision for doubtful accounts. The Registrant's fleet size and related operating results contributed to a decline in base management fees and reimbursed administrative expenses.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the general partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the general partner or the Registrant, Arthur Andersen confirmed to the general partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant. Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

      Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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



                              IEA INCOME FUND IX, L.P.

                              By     Cronos Capital Corp.
                                     The General Partner



                              By      /s/ JOHN KALLAS
                                     ----------------------------------------
                                     John Kallas
                                     Vice President, Treasurer
                                     Principal Finance & Accounting Officer



Date:  August 14, 1997

                                  EXHIBIT INDEX



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