Form 10-Q
period 1997-09-30
IEA INCOME FUND IX L P
filed 1997-11-10
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

                            IEA INCOME FUND IX, L.P.

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996                                    4

         Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (unaudited)     5

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)               6

         Notes to Financial Statements (unaudited)                                                                7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   10


PART II -OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                        13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                        September 30,      December 31,
                                                           1997               1996
                                                        ------------       ------------
               Assets
Current assets:
   Cash and cash equivalents, includes $844,573 at
   September 30, 1997 and $935,733 at December 31,
   1996 in interest-bearing accounts                    $    949,776       $    936,081
Net lease receivables due from Leasing Company
      (notes 1 and 2)                                        466,547            543,250
                                                        ------------       ------------

         Total current assets                              1,416,323          1,479,331
                                                        ------------       ------------

Container rental equipment, at cost                       16,014,882         16,577,611
   Less accumulated depreciation                           7,312,924          6,867,857
                                                        ------------       ------------
      Net container rental equipment                       8,701,958          9,709,754
                                                        ------------       ------------

                                                        $ 10,118,281       $ 11,189,085
                                                        ============       ============
          Partners' Capital

Partners' capital (deficit):
   General partner                                      $    (15,671)      $     (4,963)
   Limited partners                                       10,133,952         11,194,048
                                                        ------------       ------------

         Total partners' capital                          10,118,281         11,189,085
                                                        ------------       ------------

                                                        $ 10,118,281       $ 11,189,085
                                                        ============       ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                     Three Months Ended                 Nine Months Ended
                                                 -------------------------       ----------------------------
                                                 September 30, September 30,    September 30,  September 30,
                                                   1997            1996             1997              1996
                                                 ---------       ---------       -----------       ----------
Net lease revenue (notes 1 and 3)                $ 437,531       $ 515,180       $ 1,322,701       $1,523,822
Other operating expenses:
  Depreciation                                     233,564         243,419           714,130          738,145
  Other general and administrative expenses          5,670          10,767            28,665           28,258
                                                 ---------       ---------       -----------       ----------
                                                   239,234         254,186           742,795          766,403
                                                 ---------       ---------       -----------       ----------
    Earnings from operations                       198,297         260,994           579,906          757,419
Other income (expense):
  Interest income                                    9,996          13,992            30,998           41,654
  Net gain (loss) on disposal of equipment         (37,728)         10,453           (67,147)             589
                                                 ---------       ---------       -----------       ----------
                                                   (27,732)         24,445           (36,149)          42,243
                                                 ---------       ---------       -----------       ----------
    Net earnings                                 $ 170,565       $ 285,439       $   543,757       $  799,662
                                                 =========       =========       ===========       ==========
Allocation of net earnings:
  General partner                                $  20,490       $  30,777       $    63,581       $   76,248
  Limited partners                                 150,075         254,662           480,176          723,414
                                                 ---------       ---------       -----------       ----------
                                                 $ 170,565       $ 285,439       $   543,757       $  799,662
                                                 =========       =========       ===========       ==========
Limited partners' per unit share
   of net earnings                               $    4.42       $    7.49       $     14.13       $    21.28
                                                 =========       =========       ===========       ==========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  Nine Months Ended
                                                            -----------------------------
                                                           September 30,     September 30,
                                                               1997              1996
                                                            -----------       -----------
Net cash provided by operating activities                   $ 1,414,047       $ 1,586,423

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment              214,558           267,911
  Acquisition fees paid to general partner                         (349)          (13,238)
                                                            -----------       -----------

        Net cash provided by investing activities               214,209           254,673
                                                            -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                   (1,614,561)       (1,895,459)
                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents             13,695           (54,363)

Cash and cash equivalents at January 1                          936,081         1,109,678
                                                            -----------       -----------

Cash and cash equivalents at September 30                   $   949,776       $ 1,055,315
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

         As of September 30, 1997, the Partnership operated 2,137 twenty-foot, 730 forty-foot and 1,426 forty-foot high-cube marine dry cargo containers.


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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:


                                                             September 30,  December 31,
                                                                  1997         1996
                                                                --------      --------
         Lease receivables, net of doubtful accounts
            of $117,532 at September 30, 1997 and $124,324
            at December 31, 1996                                $758,258      $767,166
         Less:
         Direct operating payables and accrued expenses          163,909        79,541
         Damage protection reserve                                63,754        73,502
         Base management fees                                     52,271        57,795
         Reimbursed administrative expenses                       11,777        13,078
                                                                --------      --------
                                                                $466,547      $543,250
                                                                ========      ========


                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996, was as follows:


                                           Three Months Ended             Nine Months Ended
                                      September 30,   September 30,   September 30,  September 30,
                                           1997           1996           1997            1996
                                         --------      ----------      ----------      ----------
Rental revenue                           $647,005      $  747,360      $1,978,005      $2,377,997
Less:
Rental equipment operating expenses       132,813         137,764         419,971         571,234
Base management fees                       44,844          52,655         137,568         156,488
Reimbursed administrative expenses         31,817          41,761          97,765         126,453
                                         --------      ----------      ----------      ----------
                                         $437,531      $  515,180      $1,322,701      $1,523,822
                                         ========      ==========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

     During the first nine months of 1997, the Registrant disposed of 138 containers as part of its ongoing container operations. At September 30, 1997, 90% of the original equipment remained in the Registrant's fleet, as compared to 93% at December 31, 1996, and was comprised of the following:


                                                         40-Foot
                             20-Foot       40-Foot      High-Cube
                              -----          ---          -----
Containers on lease:
   Term leases                  167           53            131
   Master lease               1,481          549          1,122
                              -----          ---          -----
       Subtotal               1,648          602          1,253
Containers off lease            489          128            173
                              -----          ---          -----
   Total container fleet      2,137          730          1,426
                              =====          ===          =====


                                                                                      40-Foot
                                               20-Foot             40-Foot           High-Cube
                                           --------------       ------------       --------------
                                           Units       %       Units      %        Units       %
                                           -----      ---       ---      ---       -----      ---
      Total purchases                      2,327      100%      799      100%      1,653      100%
         Less disposals                      190        8%       69        9%        227       14%
                                           -----      ---       ---      ---       -----      ---
Remaining fleet at September 30, 1997      2,137       92%      730       91%      1,426       86%
                                           =====      ===       ===      ===       =====      ===


     Net lease receivables declined 14% from December 31, 1996. This decline was primarily attributable to an increase in direct operating payables and accrued expenses, a component of net lease receivables. Deferred revenue from advance billings on rental containers contributed to a $84,368 (106%) increase in direct operating payables and accrued expenses.

     During the third quarter of 1997, distributions from operations and sales proceeds amounted to $512,548, reflecting distributions to the general and limited partners for the second quarter of 1997. This represents a decline from the $544,738 distributed during the second quarter of 1997, reflecting distributions for the first quarter of 1997.

     During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. This trend can also be seen within the Registrant's utilization rate, which increased from 79% at December 31, 1996 to 83% at September 30, 1997. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

     Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

     Net lease revenue for the three and nine-month periods ended September 30, 1997 was $437,531 and $1,322,701, respectively, a decline of approximately 15% and 13%, respectively, from the same three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $647,005 and $1,978,005, respectively, a decline of 13% and 17%, respectively, from the same three and nine-month periods in 1996. During 1997, gross rental revenue was primarily impacted by a slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates declined 10% in each of the same three and nine-month periods in the prior year, respectively. Utilization of the Registrant's fleet of containers, which steadily increased since December 31, 1996, did not recover to the same level averaged during the nine-month period ended September 30, 1996. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and 1996 were as follows:


                                             Three Months Ended                      Nine Months Ended
                                       ---------------------------------       ---------------------------------
                                       September 30,       September 30,       September 30,       September 30,
                                           1997                1996                1997                1996
                                       -------------       -------------       -------------       -------------
Average Fleet Size (measured in
  twenty-foot equivalent units (TEU))      6,494               6,726               6,600               6,813
Average Utilization                           82%                 82%                 81%                 82%


     Rental equipment operating expenses were 21% of the Registrant's gross lease revenue during each of the three and nine-month periods ended September 30, 1997, as compared to 18% and 24%, respectively, during the three and nine-month periods ended September 30, 1996. The Registrant's fleet size and related operating results contributed to a decline in base management fees and reimbursed administrative expenses.

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

(a)  Exhibits

      Exhibit
         No.                          Description                               Method of Filing
      -------                         -----------                               ----------------
        3(a)    Limited Partnership Agreement of the Registrant,                *
                amended and restated as of September 12, 1988

        3(b)    Certificate of Limited Partnership of the Registrant            **

        27      Financial Data Schedule                                         Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

-------------

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



                                   IEA INCOME FUND IX, L.P.

                                   By   Cronos Capital Corp.
                                        The General Partner



                                   By    /s/ JOHN KALLAS
                                     -------------------------------
                                        John Kallas
                                        Vice President, Treasurer
                                        Principal Finance & Accounting Officer



Date: November 10, 1997

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

-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)