Form 10-Q
period 1998-03-31
IEA INCOME FUND IX L P
filed 1998-05-11
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____________TO ________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                               PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997      4

         Statements of Operations for the three months ended March 31,
            1998 and 1997 (unaudited)                                           5

         Statements of Cash Flows for the three months ended
            March 31, 1998 and 1997 (unaudited)                                 6

         Notes to Financial Statements (unaudited)                              7

 Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                               10


PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                       14

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of March 31, 1998 and December 31, 1997, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                   March 31,         December 31,
                                                                      1998              1997
                                                                  ------------       ------------
                 Assets
Current assets:
   Cash and cash equivalents, includes $881,186 at March 31,
      1998 and $999,700 at December 31, 1997 in
      interest-bearing accounts                                   $    887,297       $    999,900
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                  386,185            385,314
                                                                  ------------       ------------

         Total current assets                                        1,273,482          1,385,214
                                                                  ------------       ------------

Container rental equipment, at cost                                 15,405,791         15,717,692
   Less accumulated depreciation                                     7,472,306          7,400,531
                                                                  ------------       ------------
      Net container rental equipment                                 7,933,485          8,317,161
                                                                  ------------       ------------

                                                                  $  9,206,967       $  9,702,375
                                                                  ============       ============
            Partners' Capital

Partners' capital (deficit):
   General partner                                                $    (24,784)      $    (19,830)
   Limited partners                                                  9,231,751          9,722,205
                                                                  ------------       ------------

         Total partners' capital                                     9,206,967          9,702,375
                                                                  ------------       ------------

                                                                  $  9,206,967       $  9,702,375
                                                                  ============       ============



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended
                                                      -------------------------
                                                      March 31,       March 31,
                                                        1998             1997
                                                      ---------       ---------
Net lease revenue (notes 1 and 3)                     $ 414,931       $ 452,207

Other operating expenses:
  Depreciation                                          225,926         241,055
  Other general and administrative expenses              13,820           9,674
                                                      ---------       ---------
                                                        239,746         250,729
                                                      ---------       ---------

    Earnings from operations                            175,185         201,478

Other income (loss):
  Interest income                                        12,438          11,018
  Net loss on disposal of equipment                     (41,724)         (5,023)
                                                      ---------       ---------
                                                        (29,286)          5,995
                                                      ---------       ---------

    Net earnings                                      $ 145,899       $ 207,473
                                                      =========       =========

Allocation of net earnings:
  General partner                                     $  20,244       $  17,676
  Limited partners                                      125,655         189,797
                                                      ---------       ---------

                                                      $ 145,899       $ 207,473
                                                      =========       =========

Limited partners' per unit share of net earnings      $    3.70       $    5.58
                                                      =========       =========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                           Three Months Ended
                                                        -------------------------
                                                         March 31,      March 31,
                                                           1998           1997
                                                        ---------       ---------
Net cash provided by operating activities               $ 370,993       $ 470,282

Cash flows provided by investing activities:
  Proceeds from sale of container rental equipment        157,711          47,876

Cash flows used in financing activities:
  Distribution to partners                               (641,307)       (557,275)
                                                        ---------       ---------


Net decrease in cash and cash equivalents                (112,603)        (39,117)


Cash and cash equivalents at January 1                    999,900         936,081
                                                        ---------       ---------


Cash and cash equivalents at March 31                   $ 887,297       $ 896,964
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

         As of March 31, 1998, the Partnership operated 2,077 twenty-foot, 706 forty-foot and 1,352 forty-foot high-cube marine dry cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1998 and December 31, 1997 were as follows:


                                                                           March 31,    December 31,
                                                                              1998          1997
                                                                            --------      --------
         Lease receivables, net of doubtful accounts of
            $72,029 at March 31, 1998 and $41,626 at December 31, 1997      $635,785      $666,274

         Less:
         Direct operating payables and accrued expenses                      140,361       153,087
         Damage protection reserve                                            52,181        60,973
         Base management fees                                                 46,062        55,062
         Reimbursed administrative expenses                                   10,996        11,838
                                                                            --------      --------

                                                                            $386,185      $385,314
                                                                            ========      ========

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1998 and 1997 was as follows:


                                                     Three Months Ended
                                                  ------------------------
                                                   March 31,     March 31,
                                                    1998          1997
                                                  --------      --------
         Rental revenue                           $607,334      $678,072
         Less:
         Rental equipment operating expenses       110,359       144,799
         Base management fees                       42,237        46,954
         Reimbursed administrative expenses         39,807        34,112
                                                  --------      --------

                                                  $414,931      $452,207
                                                  ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1998 and December 31, 1997.

     During the first three months of 1998, the Registrant disposed of 84 containers as part of its ongoing container operations. At March 31, 1998, 87% of the original equipment remained in the Registrant's fleet, as compared to 88% at December 31, 1997, and was comprised of the following:


                                                               40-Foot
                                        20-Foot    40-Foot    High-Cube
                                        -------    -------    ---------
         Containers on lease:
              Term leases                  146         50        148
              Master leases              1,529        500        999
                                         -----      -----      -----
                 Subtotal                1,675        550      1,147

         Containers off lease              402        156        205
                                         -----      -----      -----

              Total container fleet      2,077        706      1,352
                                         =====      =====      =====


                                                                                                 40-Foot
                                                     20-Foot                40-Foot              High-Cube
                                                ----------------       ---------------        ----------------
                                                Units        %         Units        %         Units        %
                                                -----      -----       -----      -----       -----      -----
         Total purchases                        2,327        100%        799        100%      1,653        100%
             Less disposals                       250         11%         93         12%        301         18%
                                                -----      -----       -----      -----       -----      -----

         Remaining fleet at March 31, 1998      2,077         89%        706         88%      1,352         82%
                                                =====      =====       =====      =====       =====      =====



     During the first quarter of 1998, distributions from operations and sales proceeds amounted to $641,307, reflecting distributions to the general and limited partners for the fourth quarter of 1997. This represents an increase from the $587,657 distributed during the fourth quarter of 1997, reflecting distributions for the third quarter of 1997. The increase in distributions is attributable to an increase in sales proceeds distributed to its partners.

     Market conditions that existed during 1997 persisted through the first quarter of 1998. Low container prices, favorable interest rates and the abundance of available capital continued to discourage ocean carriers and other transport companies from leasing containers at levels comparable to previous years. By the end of 1997, the volatility of the Hong Kong and other Asian financial markets began to negatively impact trade, shipping and container leasing. As a result, the Registrant's container utilization rate declined from 84% at December 31, 1997 to 82% at March 31, 1998. Per-diem rental rates continued to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. These leasing market conditions impacted the Registrant's financial condition and operating performance during the first quarter of 1998.

2) Material changes in the results of operations between the three-month period ended March 31, 1998 and the three-month period ended March 31, 1997.

     Net lease revenue for the three-month period ended March 31, 1998 was $414,931, a decline of approximately 8% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1998 was $607,334, a decline of 10% from the same three-month period in 1997. Gross rental revenue was primarily impacted by a slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three-month period ended March 31, 1998 declined 9% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1998 and 1997 were as follows:


                                                          Three Months Ended
                                                         ---------------------
                                                         March 31,   March 31,
                                                           1998        1997
                                                         ---------   ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))                       6,252       6,658
         Average Utilization                                 82%         79%


     The Registrant's declining fleet size contributed to a 6% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 18% of the Registrant's gross lease revenue during the three-month period ended March 31, 1998, as compared to 21% during the three-month period ended March 31, 1997.

     As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (The "Parent Company"), on February 3, 1997.

     The Parent Company is the indirect corporate parent of CCC, the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen stated that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to CCC, Arthur Andersen confirmed to CCC that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of CCC and the Registrant.

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

     During the Registrant's 1995 fiscal year and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     In 1993, the Parent Company negotiated a credit facility (herinafter, the "Credit Facility") with several banks for the use of the Parent Company and its affiliates, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

     The terms of the Agreement and its Amendment also provide for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to Stefan M. Palatin, the Chairman of the Parent Company (the "Chairman") and its Chief Executive Officer (and a Director of
     CCC), of approximately $5,990,000 and $3,700,000 (totaling approximately $9,690,000) to be restructured as obligations of the Chairman to another subsidiary of the Parent Company. These obligations have been collaterally assigned to the lending banks, together with the pledge of 1,000,000 shares of the Parent Company's Common Stock owned by the Chairman. These 1,000,000 shares represent 11% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997. The shares of the Parent Company are traded on NASDAQ (CRNSF). (The Chairman, including the 1,000,000 shares pledged to the banks, owns approximately 55% of the issued and outstanding shares of Common Stock of the Parent Company as of December 31, 1997). Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant.

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

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in it vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, Cronos Containers Limited (the "Leasing Company"), pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit
    No.                     Description                         Method of Filing
 --------                   -----------                         ----------------
   3(a)    Limited Partnership Agreement of the Registrant,     *
           amended and restated as of September 12, 1988

   3(b)    Certificate of Limited Partnership of the            **
           Registrant

   27      Financial Data Schedule                              Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.




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



                                  IEA INCOME FUND IX, L.P.

                                  By   Cronos Capital Corp.
                                       The General Partner



                                  By    /s/ Dennis J. Tietz
                                       ----------------------------------------
                                       Dennis J. Tietz
                                       President and Director of Cronos
                                       Capital Corp. ("CCC")
                                       Principal Executive Officer of CCC



Date: May 15, 1998

                                  EXHIBIT INDEX



Exhibit
   No.                     Description                         Method of Filing
-------                    -----------                         ----------------
  3(a)    Limited Partnership Agreement of the Registrant,     *
          amended and restated as of September 12, 1988

  3(b)    Certificate of Limited Partnership of the            **
          Registrant

  27      Financial Data Schedule                              Filed with this document



-------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)