Form 10-Q
period 1998-09-30
IEA INCOME FUND IX L P
filed 1998-11-12
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I --  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                             4

           Statements of Operations for the three and nine months ended September 30, 1998
           and 1997 (unaudited)                                                                              5

           Statements of Cash Flows for the nine months ended September 30, 1998
           and 1997 (unaudited)                                                                              6

           Notes to Financial Statements (unaudited)                                                         7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       12

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                13

  Item 3.  Defaults Upon Senior Securities                                                                  14

  Item 5.  Other Information                                                                                14

  Item 6.  Exhibits and Reports on Form 8-K                                                                 16

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                                   September 30,     December 31,
                                                                                        1998             1997
                                                                                   -------------     ------------
                                     Assets

Current assets:
    Cash and cash equivalents, includes $782,112 at September 30, 1998 and
       $999,700 at December 31, 1997 in interest-bearing accounts                   $    782,212     $    999,900
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                   319,799          385,314
                                                                                    ------------     ------------
           Total current assets                                                        1,102,011        1,385,214
                                                                                    ------------     ------------

Container rental equipment, at cost                                                   14,729,410       15,717,692
    Less accumulated depreciation                                                      7,554,588        7,400,531
                                                                                    ------------     ------------
       Net container rental equipment                                                  7,174,822        8,317,161
                                                                                    ------------     ------------
                                                                                    $  8,276,833     $  9,702,375
                                                                                    ============     ============
                                Partners' Capital

Partners' capital (deficit):
    General partner                                                                 $    (34,086)    $    (19,830)
    Limited partners                                                                   8,310,919        9,722,205
                                                                                    ------------     ------------
           Total partners' capital                                                     8,276,833        9,702,375
                                                                                    ------------     ------------
                                                                                    $  8,276,833     $  9,702,375
                                                                                    ============     ============

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended                         Nine Months Ended
                                                   ---------------------------------        -----------------------------------
                                                   September 30,       September 30,        September 30,         September 30,
                                                       1998                1997                  1998                  1997
                                                   -------------       -------------        -------------         -------------
Net lease revenue (notes 1 and 3)                    $ 388,080           $ 437,531           $ 1,229,403           $ 1,322,701

Other operating expenses:
    Depreciation                                       219,303             233,564               667,208               714,130
    Other general and administrative expenses           14,232               5,670                38,118                28,665
                                                     ---------           ---------           -----------           -----------
                                                       233,535             239,234               705,326               742,795
                                                     ---------           ---------           -----------           -----------
       Earnings from operations                        154,545             198,297               524,077               579,906

Other income (loss):
    Interest income                                     10,244               9,996                34,492                30,998
    Net loss on disposal of equipment                  (65,293)            (37,728)             (135,300)              (67,147)
                                                     ---------           ---------           -----------           -----------
                                                       (55,049)            (27,732)             (100,808)              (36,149)
                                                     ---------           ---------           -----------           -----------
       Net earnings                                  $  99,496           $ 170,565           $   423,269           $   543,757
                                                     =========           =========           ===========           ===========

Allocation of net earnings:
    General partner                                  $  19,780           $  20,490           $    60,587           $    63,581
    Limited partners                                    79,716             150,075               362,682               480,176
                                                     ---------           ---------           -----------           -----------
                                                     $  99,496           $ 170,565           $   423,269           $   543,757
                                                     =========           =========           ===========           ===========
Limited partners' per unit share of net earnings     $    2.35           $    4.42           $     10.67           $     14.13
                                                     =========           =========           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Nine Months Ended
                                                               ----------------------------
                                                               September 30,    September 30,
                                                                   1998             1997
                                                               ------------     -----------
Net cash provided by operating activities                       $ 1,222,525     $ 1,414,047

Cash flows provided by (used in) investing activities:
    Proceeds from sale of container rental equipment                408,598         214,558
    Acquisition fees paid to general partner                             --            (349)
                                                                -----------     -----------
       Net cash provided by investing activities                    408,598         214,209
                                                                -----------     -----------

Cash flows used in financing activities:
    Distribution to partners                                     (1,848,811)     (1,614,561)
                                                                -----------     -----------

Net increase (decrease) in cash and cash equivalents               (217,688)         13,695

Cash and cash equivalents at January 1                              999,900         936,081
                                                                -----------     -----------
Cash and cash equivalents at September 30                       $   782,212     $   949,776
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

          As of September 30, 1998, the Partnership owned and operated 2,020 twenty-foot, 679 forty-foot and 1,268 forty-foot high-cube marine dry cargo containers.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:

                                                                          September 30,     December 31,
                                                                              1998              1997
                                                                          -------------     ------------
          Lease receivables, net of doubtful accounts of $41,595
            at September 30, 1998 and $41,626 at December 31, 1997          $594,960          $666,274
          Less:
          Direct operating payables and accrued expenses                     158,679           153,087
          Damage protection reserve                                           45,883            60,973
          Base management fees                                                59,366            55,062
          Reimbursed administrative expenses                                  11,233            11,838
                                                                            --------          --------
                                                                            $319,799          $385,314
                                                                            ========          ========

                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:

                                                          Three Months Ended                   Nine Months Ended
                                                     -------------------------------      ------------------------------
                                                     September 30,     September 30,      September 30,    September 30,
                                                         1998              1997              1998              1997
                                                     -------------     -------------      -------------    -------------
          Rental revenue                               $589,300          $647,005          $1,780,917       $1,978,005
          Less:
          Rental equipment operating expenses           124,572           132,813             324,500          419,971
          Base management fees                           41,920            44,844             124,284          137,568
          Reimbursed administrative expenses             34,728            31,817             102,730           97,765
                                                       --------          --------          ----------       ----------
                                                       $388,080          $437,531          $1,229,403       $1,322,701
                                                       ========          ========          ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

      During the first nine months of 1998, the Registrant disposed of 252 containers as part of its ongoing container operations. At September 30, 1998, 83% of the original equipment remained in the Registrant's fleet, as compared to 88% at December 31, 1997, and was comprised of the following:


                                                                          40-Foot
                                              20-Foot      40-Foot       High-Cube
                                              -------      -------       ---------
          Containers on lease:
                Term leases                      170           55            153
                Master leases                  1,346          464            953
                                               -----          ---          -----
                    Subtotal                   1,516          519          1,106

          Containers off lease                   504          160            162
                                               -----          ---          -----

                Total container fleet          2,020          679          1,268
                                               =====          ===          =====

                                                                                         40-Foot
                                                         20-Foot          40-Foot       High-Cube
                                                       ------------     -----------    ------------
                                                       Units     %      Units    %     Units     %
                                                       -----    ---     -----   ---    -----    ---
          Total purchases                              2,327    100%     799    100%   1,653    100%
               Less disposals                            307     13%     120     15%     385     23%
                                                       -----    ---      ---    ---    -----    ---
          Remaining fleet at September 30, 1998        2,020     87%     679     85%   1,268     77%
                                                       =====    ===      ===    ===    =====    ===

      During the third quarter of 1998, distributions from operations and sales proceeds amounted to $587,657, reflecting distributions to the general and limited partners for the second quarter of 1998. This represents a decline from the $619,847 distributed during the second quarter of 1998, reflecting distributions for the first quarter of 1998.

      During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

      Net lease revenue for the three and nine-month periods ended September 30, 1998 was $388,080 and $1,229,403, respectively, a decline of 11% and 7% from the respective three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $589,300 and $1,780,917, respectively, a decline of 9% and 10% from the respective three and nine-month periods in 1997. Gross rental revenue was primarily impacted by a slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined 5% and 7%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and 1997 were as follows:

                                                               Three Months Ended                    Nine Months Ended
                                                          -------------------------------      --------------------------------
                                                          September 30,     September 30,      September 30,      September 30,
                                                              1998              1997               1998               1997
                                                          -------------     -------------      -------------      -------------
          Average fleet size (measured in twenty-
              foot equivalent units (TEU))                    5,972              6,494              6,127              6,600
          Average Utilization                                    81%                82%                82%                81%

      During the three and nine-month periods ended September 30, 1998, the Registrant's declining fleet size contributed to a decline in depreciation expense of 6% and 7%, respectively, when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 21% and 18%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 21% of the Registrant's gross lease revenue during each of the three and nine-month periods ended September 30, 1997.

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

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.

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

         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

         The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

       Exhibit
          No.                             Description                                  Method of Filing
       -------       --------------------------------------------------------       ------------------------
          3(a)       Limited Partnership Agreement of the Registrant, amended
                     and restated as of September 12, 1988                          *

          3(b)       Certificate of Limited Partnership of the Registrant           **

          27         Financial Data Schedule                                        Filed with this document

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.


------------

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

                                       IEA INCOME FUND IX, L.P.

                                       By  Cronos Capital Corp.
                                           The General Partner


                                       By  /s/ Dennis J. Tietz
                                           -------------------------------------
                                           Dennis J. Tietz
                                           President and Director of
                                           Cronos Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC


Date: November 13, 1998

                                  EXHIBIT INDEX

Exhibit
   No.                             Description                                  Method of Filing
-------       --------------------------------------------------------       ------------------------
   3(a)       Limited Partnership Agreement of the Registrant, amended
              and restated as of September 12, 1988                          *

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