Form 10-Q
period 1999-03-31
IEA INCOME FUND IX L P
filed 1999-05-12
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

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

                                 (415) 677-8990
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----     -----

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998                                         4


            Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)                   5


            Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)                   6


            Notes to Financial Statements (unaudited)                                                                 7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                    10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                               12


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                        13


  Item 3.   Defaults Upon Senior Securities                                                                          13


  Item 5.   Other Information                                                                                        13


  Item 6.   Exhibits and Reports on Form 8-K                                                                         15

                         PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

           Presented herein are the Registrant's balance sheets as of March 31, 1999 and December 31, 1998, statements of operations for the three months ended March 31, 1999 and 1998, and statements of cash flows for the three months ended March 31, 1999 and 1998.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                                   March 31,         December 31,
                                                                                    1999                1998
                                                                                ------------        ------------
                      Assets

Current assets:
       Cash and cash equivalents, includes $757,507 at March 31, 1999 and
             $780,329 at December 31, 1998 in interest-bearing accounts         $    757,607        $    780,429
       Net lease receivables due from Leasing Company
             (notes 1 and 2)                                                         180,457             229,107
                                                                                ------------        ------------

                      Total current assets                                           938,064           1,009,536
                                                                                ------------        ------------

Container rental equipment, at cost                                               14,009,866          14,429,687
       Less accumulated depreciation                                               7,578,762           7,605,099
                                                                                ------------        ------------
             Net container rental equipment                                        6,431,104           6,824,588
                                                                                ------------        ------------

                                                                                $  7,369,168        $  7,834,124
                                                                                ============        ============
                      Partners' Capital

Partners' capital (deficit):
       General partner                                                          $    (43,162)       $    (38,512)
       Limited partners                                                            7,412,330           7,872,636
                                                                                ------------        ------------

                      Total partners' capital                                      7,369,168           7,834,124
                                                                                ------------        ------------

                                                                                $  7,369,168        $  7,834,124
                                                                                ============        ============



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                           Three Months Ended
                                                       ----------------------------
                                                        March 31,         March 31,
                                                          1999              1998
                                                       ----------       -----------
Net lease revenue (notes 1 and 3)                      $ 342,744        $ 414,931
Other operating expenses:
    Depreciation                                         206,787          225,926
    Other general and administrative expenses             14,144           13,820
                                                       ---------        ---------
                                                         220,931          239,746
                                                       ---------        ---------
         Earnings from operations                        121,813          175,185

Other income (loss):
    Interest income                                        8,245           12,438
    Net loss on disposal of equipment                    (61,909)         (41,724)
                                                       ---------        ---------
                                                         (53,664)         (29,286)
                                                       ---------        ---------
         Net earnings                                  $  68,149        $ 145,899
                                                       =========        =========
Allocation of net earnings:
    General partner                                    $  18,572        $  20,244
    Limited partners                                      49,577          125,655
                                                       ---------        ---------
                                                       $  68,149        $ 145,899
                                                       =========        =========

Limited partners' per unit share of net earnings       $    1.46        $    3.70
                                                       =========        =========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                              Three Months Ended
                                                           --------------------------
                                                            March 31,        March 31,
                                                              1999             1998
                                                           ----------       ----------
Net cash provided by operating activities                  $ 345,035        $ 370,993

Cash flows provided by investing activities:
    Proceeds from sale of container rental equipment         165,247          157,711

Cash flows used in financing activities:
    Distribution to partners                                (533,104)        (641,307)
                                                           ---------        ---------

Net decrease in cash and cash equivalents                    (22,822)        (112,603)

Cash and cash equivalents at January 1                       780,429          999,900
                                                           ---------        ---------

Cash and cash equivalents at March 31                      $ 757,607        $ 887,297
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

(2)        Net Lease Receivables Due from Leasing Company

           Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1999 and December 31, 1998 were as follows:


                                                                            March 31,     December 31,
                                                                              1999           1998
                                                                            --------      ------------
               Lease receivables, net of doubtful accounts of $58,288
                   at March 31, 1999 and $75,951 at December 31, 1998       $480,419       $524,138
               Less:
               Direct operating payables and accrued expenses                183,622        177,061
               Damage protection reserve                                      52,043         51,003
               Base management fees                                           54,759         56,982
               Reimbursed administrative expenses                              9,538          9,985
                                                                            --------       --------
                                                                            $180,457       $229,107
                                                                            ========       ========



                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



(3)        Net Lease Revenue

           Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1999 and 1998 was as follows:


                                                           Three Months Ended
                                                         ------------------------
                                                         March 31,      March 31,
                                                           1999           1998
                                                         ---------      ---------
               Rental revenue (note 4)                   $498,090       $607,334
               Less:
               Rental equipment operating expenses         94,475        110,359
               Base management fees                        36,374         42,237
               Reimbursed administrative expenses          24,497         39,807
                                                         --------       --------
                                                         $342,744       $414,931
                                                         ========       ========

(4)        Operating Segment

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

           The Partnership derives its revenues from owning and leasing marine cargo containers. As of March 31, 1999, the Partnership operated 1,959 twenty-foot, 648 forty-foot and 1,182 forty-foot high-cube marine dry cargo containers.

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

1) Material changes in financial condition between March 31, 1999 and December 31, 1998.

           During the first three months of 1999, the Registrant disposed of 103 containers as part of its ongoing container operations. At March 31, 1999, 79% of the original equipment remained in the Registrant's fleet, as compared to 81% at December 31, 1998, and was comprised of the following:


                                                                                      40-Foot
                                                        20-Foot         40-Foot      High-Cube
                                                        -------         -------      ---------
               Containers on lease:
                          Term leases                      255             99            169
                          Master leases                  1,120            355            847
                                                         -----            ---          -----
                                   Subtotal              1,375            454          1,016

               Containers off lease                        584            194            166
                                                         -----            ---          -----

                          Total container fleet          1,959            648          1,182
                                                         =====            ===          =====


                                                                                                             40-Foot
                                                            20-Foot                  40-Foot                 High-Cube
                                                       -----------------         ----------------        -----------------
                                                       Units          %          Units         %         Units          %
                                                       -----         ---         -----        ---        -----         ---
               Total purchases                         2,327         100%         799         100%       1,653         100%
                          Less disposals                 368          16%         151          19%         471          28%
                                                       -----         ---          ---         ---        -----         ---
               Remaining fleet at March 31, 1999       1,959          84%         648          81%       1,182          72%
                                                       =====         ===          ===         ===        =====         ===

           During the first quarter of 1999, distributions from operations and sales proceeds amounted to $533,104, reflecting distributions to the general and limited partners for the fourth quarter of 1998. This represents an increase from the $519,664 distributed during the fourth quarter of 1998, reflecting distributions for the third quarter of 1998. The increase in distributions is attributable to an increase in distributions from operations distributed to its partners.

           Growth in intra-Asian trade and improving lease-out activity in some key locations have expanded the requirement for leased containers in selected locations. As a result of these slowly improving trends, trade volumes in several markets are rebounding and utilization of the Registrant's equipment has been recently improving. However, per-diem rental rates remain unchanged and container imbalances are expected to continue for the remainder of 1999. In light of the encouraging signs mentioned above, the Registrant will selectively increase its repositioning of available equipment to higher demand locations when it believes that the impact will have a positive effect on operations.

2) Material changes in the results of operations between the three-month period ended March 31, 1999 and the three-month period ended March 31, 1998.

           Net lease revenue for the three-month period ended March 31, 1999 was $342,744, a decline of approximately 17% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 1999 was $498,090, a decline of 18% from the same three-month period in 1998. Gross rental revenue was primarily impacted by a smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three-month period ended March 31, 1999 declined 6% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1999 and 1998 were as follows:


                                                                                   Three Months Ended
                                                                                --------------------------
                                                                                March 31,        March 31,
                                                                                  1999              1998
                                                                                ---------        ---------
               Average fleet size (measured in twenty-foot equivalent
                     units (TEU))                                                5,712             6,252
               Average Utilization                                                  77%               82%

           The Registrant's declining fleet size contributed to an 8% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 19% of the Registrant's gross lease revenue during the three-month period ended March 31, 1999, as compared to 18% during the three-month period ended March 31, 1998.

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

           Cautionary Statement

           This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described above in the discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

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

           In March 1999, the Parent Company agreed to a fourth amendment (the "Fourth Amendment") to the Bank Facility under which the final maturity date will be September 1999. The Fourth Amendment became effective as of March 31, 1999 subject to the satisfaction thereafter of various conditions, including the delivery of the Parent Company's audited financial statements for 1998, together with various legal opinions and other loan documentation by April 15, 1999. This date was extended to April 30, 1999. The Parent Company furnished the required legal opinions and other loan documentation which are now under review.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits


            Exhibit
               No.                          Description                                        Method of Filing
            -------       ----------------------------------------------------             ------------------------
              3(a)        Limited Partnership Agreement of the Registrant,
                          amended and restated as of September 12, 1988                    *

              3(b)        Certificate of Limited Partnership of the Registrant             **

              27          Financial Data Schedule                                          Filed with this document


(b)        Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.





--------------------


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





Date: May 15, 1999

                                  EXHIBIT INDEX


            Exhibit
               No.                          Description                                        Method of Filing
            -------       ----------------------------------------------------             ------------------------
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