Form 10-Q
period 1999-06-30
IEA INCOME FUND IX L P
filed 1999-08-13
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM TO FROM ____________ TO ____________


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

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998                                    4

           Statements of Operations for the three and six months ended June 30, 1999 and 1998 (unaudited)      5

           Statements of Cash Flows for the six months ended June 30, 1999 and 1998 (unaudited)                6

           Notes to Financial Statements (unaudited)                                                           7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         12

PART II- OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                  13

  Item 3.  Defaults Upon Senior Securities                                                                    13

  Item 5.  Other Information                                                                                  13

  Item 6.  Exhibits and Reports on Form 8-K                                                                   14


                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                         PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1999 and December 31, 1998, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                              June 30,      December 31,
                                                                                1999           1998
                                                                             ------------   ------------
                    Assets

Current assets:
    Cash and cash equivalents, includes $641,354 at June 30, 1999 and
       $780,329 at December 31, 1998 in interest-bearing accounts            $    641,454   $    780,429
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                            190,313        229,107
                                                                             ------------   ------------

           Total current assets                                                   831,767      1,009,536
                                                                             ------------   ------------

Container rental equipment, at cost                                            13,595,640     14,429,687
    Less accumulated depreciation                                               7,541,987      7,605,099
                                                                             ------------   ------------
       Net container rental equipment                                           6,053,653      6,824,588
                                                                             ------------   ------------
                                                                             $  6,885,420   $  7,834,124
                                                                             ============   ============
               Partners' Capital

Partners' capital (deficit):
    General partner
                                                                             $    (48,000)  $    (38,512)
    Limited partners                                                            6,933,420      7,872,636
                                                                             ------------   ------------

           Total partners' capital                                              6,885,420      7,834,124
                                                                             ------------   ------------

                                                                             $  6,885,420   $  7,834,124
                                                                             ============   ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months Ended       Six Months Ended
                                                  ---------------------   ----------------------
                                                    June 30,  June 30,     June 30,   June 30,
                                                     1999       1998         1999       1998
                                                  ---------   ---------   ---------   ---------
Net lease revenue (notes 1 and 3)                 $ 256,048   $ 426,392   $ 598,792   $ 841,323
Other operating expenses:
    Depreciation                                    204,671     221,979     411,458     447,905
    Other general and administrative expenses         8,136      10,066      22,280      23,886
                                                  ---------   ---------   ---------   ---------
                                                    212,807     232,045     433,738     471,791
                                                  ---------   ---------   ---------   ---------

       Earnings from operations                      43,241     194,347     165,054     369,532
Other income (loss):
    Interest income                                   7,553      11,810      15,798      24,248
    Net loss on disposal of equipment                (5,051)    (28,283)    (66,960)    (70,007)
                                                  ---------   ---------   ---------   ---------
                                                      2,502     (16,473)    (51,162)    (45,759)
                                                  ---------   ---------   ---------   ---------
       Net earnings                               $  45,743   $ 177,874   $ 113,892   $ 323,773
                                                  =========   =========   =========   =========

Allocation of net earnings:
    General partner                               $  14,770   $  20,563   $  33,342   $  40,807
    Limited partners                                 30,973     157,311      80,550     282,966
                                                  ---------   ---------   ---------   ---------
                                                  $  45,743   $ 177,874   $ 113,892   $ 323,773
                                                  =========   =========   =========   =========
Limited partners' per unit share of net earnings  $    0.91   $    4.62   $    2.37   $    8.32
                                                  =========   =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Six Months Ended
                                                      -------------------------
                                                         June 30,     June 30,
                                                          1999         1998
                                                      -----------   -----------
Net cash provided by operating activities             $   644,268   $   845,373

Cash flows provided by investing activities:
    Proceeds from sale of container rental equipment      279,352       274,347

Cash flows used in financing activities:
    Distribution to partners                           (1,062,595)   (1,261,154)
                                                      -----------   -----------

Net decrease in cash and cash equivalents                (138,975)     (141,434)


Cash and cash equivalents at January 1                    780,429       999,900
                                                      -----------   -----------

Cash and cash equivalents at June 30                  $   641,454   $   858,466
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

          As of June 30, 1999, the Partnership owned and operated 1,870 twenty-foot, 634 forty-foot and 1,157 forty-foot high-cube marine dry cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1999 and December 31, 1998 were as follows:

                                                                      June 30,           December 31,
                                                                        1999                 1998
                                                                     ----------           ------------
          Lease receivables, net of doubtful accounts of $60,656
            at June 30, 1999 and $75,951 at December 31, 1998         $482,612             $524,138
          Less:
          Direct operating payables and accrued expenses               178,646              177,061
          Damage protection reserve                                     49,009               51,003
          Base management fees                                          56,366               56,982
          Reimbursed administrative expenses                             8,278                9,985
                                                                      --------             --------
                                                                      $190,313             $ 29,107
                                                                      ========             ========


                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1999 and 1998 was as follows:

                                                            Three Months Ended                     Six Months Ended
                                                        ---------------------------           ------------------------------
                                                         June 30,           June 30,           June 30,            June 30,
                                                          1999               1998               1999                1998
                                                        --------           --------            --------          -----------
          Rental revenue (note 4)                       $409,200           $584,283            $907,290          $1,191,617
          Less:
          Rental equipment operating expenses             95,587             89,569             190,062             199,928
          Base management fees                            33,586             40,127              69,960              82,364
          Reimbursed administrative expenses              23,979             28,195              48,476              68,002
                                                        --------           --------            --------          -----------
                                                        $256,048           $426,392            $598,792          $  841,323
                                                        ========           ========            ========          ==========

(4)   Operating Segment

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of June 30, 1999, the Partnership operated 1,870 twenty-foot, 634 forty-foot and 1,157 forty-foot high-cube marine dry cargo containers.

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

                                                                     (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1999 and December 31, 1998.

     During the first six months of 1999, the Registrant disposed of 231 containers as part of its ongoing container operations. At June 30, 1999, 77% of the original equipment remained in the Registrant's fleet, as compared to 81% at December 31, 1998, and was comprised of the following:

                                                                                         40-Foot
                                                20-Foot              40-Foot            High-Cube
                                                -------              -------            ---------
          Containers on lease:
                Term leases                        220                  88                  148
                Master leases                    1,175                 387                  822
                                                 -----                 ---                ------
                    Subtotal                     1,395                 475                  970

          Containers off lease                     475                 159                  187
                                                 -----                 ---                ------
                Total container fleet            1,870                 634                1,157
                                                 =====                 ===                =====

                                                                                                  40-Foot
                                                          20-Foot              40-Foot            High-Cube
                                                     ---------------       ---------------      --------------
                                                     Units        %        Units        %       Units        %
                                                     -----       ---       ----        ---      -----      ---
          Total purchases                            2,327       100%       799        100%     1,653      100%
               Less disposals                          457        20%       165         20%       496       30%
                                                     -----       ---        ---        ---      -----      ---
          Remaining fleet at June 30, 1999           1,870        80%       634         80%     1,157       70%
                                                     =====       ===        ===        ===      =====       ===

     During the second quarter of 1999, distributions from operations and sales proceeds amounted to $529,491, reflecting distributions to the general and limited partners for the first quarter of 1999. This represents a decline from the $533,104 distributed during the first quarter of 1999, reflecting distributions for the fourth quarter of 1998.

     The sentiment with respect to the container industry's slump over the past two years has turned more favorable in recent months as evidence suggests a turnaround is underway with respect to Asia's economic crisis. In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be stabilizing. In addition, intra-Asian trade, which also has stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates, which declined sharply over the past two years, have continued to soften as a result of competitive market conditions, decreased demand and high inventories.

     The Registrant continues to take advantage of its strong marketing resources in order to seek out leasing opportunities during this period in which seasonal factors are also influencing the increased demand. At the same time, it has identified specific strategies intended to strengthen on-hire volumes and enhance utilization of the container fleet. The short-term objective is to improve utilization by offering greater leasing incentives and actively moving surplus, off-hire equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to handling and storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1999 and the three and six-month periods ended June 30, 1998.

     Net lease revenue for the three and six-month periods ended June 30, 1999 was $256,048 and $598,792, respectively, a decline of approximately 40% and 29% from the respective three and six-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1999 was $409,200 and $907,290, respectively, a decline of 30% and 24% from the same respective three and six-month periods in 1998. Gross rental revenue was primarily impacted by a slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three and six-month periods ended June 30, 1999 declined 9% and 8%, respectively, when compared to the same three and six-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1999 and 1998 were as follows:

                                                            Three Months Ended             Six Months Ended
                                                           --------------------           -------------------
                                                           June 30,        June 30,     June 30,        June 30,
                                                            1999            1998         1999            1998
                                                         -----------     -----------  -----------     -------
          Average fleet size (measured in twenty-foot
              equivalent units (TEU))                        5,543           6,116       5,629           6,193
          Average Utilization                                    78%             82%         77%             82%


     The Registrant's diminishing fleet contributed to a 8% decline in depreciation expense when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses were 23% and 21%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1999, as compared to 15% and 17%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998.

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. The Leasing Company anticipates that all compliant code will be live by the end of August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing

     Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          As the Registrant has previously reported, in February 1997, its former outside auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to The Cronos Group (the "Parent Company"), its subsidiaries, and all other entities affiliated with the Parent Company, including the Registrant. The Parent Company is the indirect corporate parent of CCC, the managing general partner of the Registrant. CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

          Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the Registrant's fiscal year ended December 31, 1995, and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          In connection with its resignation, Arthur Andersen prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC"). As a result of the Arthur Andersen report, the SEC commenced an investigation of the Parent Company on February 10, 1997. The purpose of the investigation has been to determine whether the Parent Company and persons associated with the Parent Company violated the federal securities laws administered by the SEC. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC.

          Current management of the Parent Company has been in discussions with the staff of the SEC with a view to settling the investigation. The Parent Company is hopeful of reaching a settlement of the investigation by the end of 1999.


  Item 3. Defaults Upon Senior Securities

          See Item 5. Other Information.


Item 5.   Other Information

          In 1993, the Parent Company negotiated a credit facility with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1998, approximately $33,110,000 in principal indebtedness was outstanding under that credit facility (none of which had been borrowed by the Registrant). As a party to that credit facility, CCC was jointly and severally liable for the repayment of all principal and interest owed under the credit facility. On August 2, 1999, all outstanding amounts under the credit facility were repaid through the establishment of a new credit facility with two financial institutions. CCC is not a party to the new loan agreement. The Parent Company has guaranteed up to $10 million of amounts borrowed under the new credit facility and, as partial security for this guarantee, the Parent Company has pledged all of the capital stock held by it in Cronos Holding/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of CCC.

          The Registrant is not a borrower under the new credit facility established by the Parent Company, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the new credit facility.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

         Exhibit
           No.                             Description                           Method of Filing
         ------                            -----------                           ----------------
          3(a)       Limited Partnership Agreement of the Registrant, amended    *
                     and restated as of September 12, 1988

          3(b)       Certificate of Limited Partnership of the Registrant        **

          27         Financial Data Schedule                                     Filed with this document


(b)   Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.



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




                     IEA INCOME FUND IX, L.P.


                     By  Cronos Capital Corp.
                         The General Partner




                     By  /s/ Dennis J. Tietz
                         --------------------------------------------
                         Dennis J. Tietz
                         President and Director of Cronos Capital Corp. ("CCC") Principal Executive Officer of CCC




Date: August 16, 1999

                                  EXHIBIT INDEX

                Exhibit
                  No.                             Description                              Method of Filing
                -------                           -----------                              ----------------
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