Form 10-Q
period 1999-09-30
IEA INCOME FUND IX L P
filed 1999-11-15
CIK 836972

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-18169

                            ------------------------

                            IEA INCOME FUND IX, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-3069954
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        444 MARKET STREET, 15TH FLOOR
          SAN FRANCISCO, CALIFORNIA                                94111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (415) 677-8990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements
          Balance Sheets -- September 30, 1999 (unaudited) and
          December 31, 1998...........................................      4
          Statements of Operations for the three and nine months ended
          September 30, 1999 and 1998 (unaudited).....................      5
          Statements of Cash Flows for the nine months ended September
          30, 1999 and 1998 (unaudited)...............................      6
          Notes to Financial Statements (unaudited)...................      7
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     10
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     12

PART II -- OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     13
Item 3.   Defaults Upon Senior Securities.............................     13
Item 5.   Other Information...........................................     13
Item 6.   Exhibits and Reports on Form 8-K............................     14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Presented herein are the Registrant's balance sheets as of September 30, 1999 and December 31, 1998, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents, includes $673,541 at September
     30, 1999 and $780,329 at December 31, 1998 in
     interest-bearing accounts..............................   $   673,641     $   780,429
  Net lease receivables due from Leasing Company (notes 1
     and 2).................................................       109,355         229,107
                                                               -----------     -----------
          Total current assets..............................       782,996       1,009,536
                                                               -----------     -----------
Container rental equipment, at cost.........................    13,158,013      14,429,687
  Less accumulated depreciation.............................     7,478,996       7,605,099
                                                               -----------     -----------
     Net container rental equipment.........................     5,679,017       6,824,588
                                                               -----------     -----------
                                                               $ 6,462,013     $ 7,834,124
                                                               ===========     ===========

                               PARTNERS' CAPITAL
Partners' capital (deficit):
  General partner...........................................   $   (52,234)    $   (38,512)
  Limited partners..........................................     6,514,247       7,872,636
                                                               -----------     -----------
          Total partners' capital...........................     6,462,013       7,834,124
                                                               -----------     -----------
                                                               $ 6,462,013     $ 7,834,124
                                                               ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Net lease revenue (notes 1 and 3)......    $ 287,550        $388,080         $ 886,342       $1,229,403
Other operating expenses:
  Depreciation.........................      193,834         219,303           605,292          667,208
  Other general and administrative
     expenses..........................        9,338          14,232            31,618           38,118
                                           ---------        --------         ---------       ----------
                                             203,172         233,535           636,910          705,326
                                           ---------        --------         ---------       ----------
     Earnings from operations..........       84,378         154,545           249,432          524,077
Other income (loss):
  Interest income......................        6,936          10,244            22,734           34,492
  Net loss on disposal of equipment....     (105,519)        (65,293)         (172,479)        (135,300)
                                           ---------        --------         ---------       ----------
                                             (98,583)        (55,049)         (149,745)        (100,808)
                                           ---------        --------         ---------       ----------
     Net earnings (loss)...............    $ (14,205)       $ 99,496         $  99,687       $  423,269
                                           =========        ========         =========       ==========
Allocation of net earnings (loss):
  General partner......................    $  11,934        $ 19,780         $  45,276       $   60,587
  Limited partners.....................      (26,139)         79,716            54,411          362,682
                                           ---------        --------         ---------       ----------
                                           $ (14,205)       $ 99,496         $  99,687       $  423,269
                                           =========        ========         =========       ==========
Limited partners' per unit share of net
  earnings (loss)......................    $   (0.77)       $   2.35         $    1.60       $    10.67
                                           =========        ========         =========       ==========

   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              ------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1999             1998
                                                              -------------    -------------
Net cash provided by operating activities...................   $   985,104      $ 1,222,525
Cash flows provided by investing activities:
  Proceeds from sale of container rental equipment..........       379,906          408,598
Cash flows used in financing activities:
  Distribution to partners..................................    (1,471,798)      (1,848,811)
                                                               -----------      -----------
Net decrease in cash and cash equivalents...................      (106,788)        (217,688)
Cash and cash equivalents at January 1......................       780,429          999,900
                                                               -----------      -----------
Cash and cash equivalents at September 30...................   $   673,641      $   782,212
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

     As of September 30, 1999, the Partnership owned and operated 1,768 twenty-foot, 617 forty-foot and 1,142 forty-foot high-cube marine dry cargo containers.

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

                            IEA INCOME FUND IX, L.P.

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

(2) NET LEASE RECEIVABLES DUE FROM LEASING COMPANY

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1999 and December 31, 1998 were as follows:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
Lease receivables, net of doubtful accounts of $60,252 at
  September 30, 1999 and $75,951 at December 31, 1998......    $410,984         $524,138
Less:
Direct operating payables and accrued expenses.............     192,853          177,061
Damage protection reserve..................................      48,515           51,003
Base management fees.......................................      53,624           56,982
Reimbursed administrative expenses.........................       6,637            9,985
                                                               --------         --------
                                                               $109,355         $229,107
                                                               ========         ========

(3) NET LEASE REVENUE

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Rental revenue (note 4)................    $415,184         $589,300        $1,322,474       $1,780,917
Less:
Rental equipment operating expenses....      80,286          124,572           270,348          324,500
Base management fees...................      29,626           41,920            99,586          124,284
Reimbursed administrative expenses.....      17,722           34,728            66,198          102,730
                                           --------         --------        ----------       ----------
                                           $287,550         $388,080        $  886,342       $1,229,403
                                           ========         ========        ==========       ==========

                            IEA INCOME FUND IX, L.P.

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

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of September 30, 1999, the Partnership operated 1,768 twenty-foot, 617 forty-foot and 1,142 forty-foot high-cube marine dry cargo containers.

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

     (1) Material changes in financial condition between September 30, 1999 and December 31, 1998.

     During the first nine months of 1999, the Registrant disposed of 365 containers as part of its ongoing container operations. At September 30, 1999, 74% of the original equipment remained in the Registrant's fleet, as compared to 81% at December 31, 1998, and was comprised of the following:

                                                                                40-FOOT
                                                         20-FOOT    40-FOOT    HIGH-CUBE
                                                         -------    -------    ---------
Containers on lease:
  Term leases..........................................     170        98          208
  Master leases........................................   1,171       352          737
                                                          -----       ---        -----
     Subtotal..........................................   1,341       450          945
Containers off lease...................................     427       167          197
                                                          -----       ---        -----
          Total container fleet........................   1,768       617        1,142
                                                          =====       ===        =====

                                                                                40-FOOT
                                                  20-FOOT        40-FOOT       HIGH-CUBE
                                                -----------    -----------    -----------
                                                UNITS    %     UNITS    %     UNITS    %
                                                -----   ---    -----   ---    -----   ---
Total purchases...............................  2,327   100%    799    100%   1,653   100%
Less disposals................................    559    24%    182     23%     511    31%
                                                -----   ---     ---    ---    -----   ---
Remaining fleet at September 30, 1999.........  1,768    76%    617     77%   1,142    69%
                                                =====   ===     ===    ===    =====   ===

     During the third quarter of 1999, distributions from operations and sales proceeds amounted to $409,203, reflecting distributions to the general and limited partners for the second quarter of 1999. This represents a decline from the $529,491 distributed during the second quarter of 1999, reflecting distributions for the first quarter of 1999.

     As discussed in previous quarters, improving prospects in the Asia-Pacific region have been the impetus for a recovery in containerized trade volumes. Strong demand in North America has generated increases in transpacific volumes from Asia, and imports into Asia are also improving as a result of economic recovery in the region. As a result, container lease-outs from both North America and Europe are showing signs of revival.

     The General Partner previously reported that trade imbalances, which were heightened by the Asian financial crisis, resulted in the necessity to reposition off-hire equipment from low-demand drop-off locations in North America and Europe to higher-demand areas in Asia. Such imbalances continue to be widespread in the container leasing industry. In order to meet the stronger demand in Asia, the General Partner will continue to reposition the Registrant's idle equipment as warranted by market conditions. This repositioning will allow us to better fulfill customer requirements, while at the same time reducing costs associated with handling and storing off-hire or stockpiled equipment.

     (2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1999 and the three and nine-month periods ended September 30, 1998.

     Net lease revenue for the three and nine-month periods ended September 30, 1999 was $287,550 and $886,342, respectively, a decline of 26% and 28% from the respective three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1999 was $415,184 and $1,322,474, respectively, a decline of 30% and 26% from the same respective three and nine-month periods in 1998. Gross rental revenue was primarily impacted by a slightly smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three and nine-month periods ended September 30, 1999 declined 16% and 10%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Average fleet size (measured in twenty-foot
  equivalent units (TEU))....................      5,366           5,972           5,541           6,127
Average Utilization..........................         78%             81%             78%             82%

     The Registrant's diminishing fleet contributed to a decrease of 12% and 9%, respectively, in depreciation expense when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 19% and 20%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1999, as compared to 21% and 18%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998.

YEAR 2000

The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. All compliant code was made live in August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, (a) the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations concerning (i) preliminary indications that trade volumes from North America and Europe to Asia may be increasing (ii) the Leasing Company's expectation that its repositioning strategy will place container equipment in higher demand locations and that it will improve utilization; (b) the statements under Year 2000 concerning (i) the Leasing Company's belief that it will be able to resolve any major year 2000 issues (ii) the Leasing Company's belief that the possibility of a year 2000 failure is remote; and (c) the statements under Legal Proceedings concerning the Parent Company's hope of settling the SEC investigation by the end of 1999.

     Forward-looking statements are based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Registrant. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Registrant will be those anticipated by management. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures as well as other risks and uncertainties, including, but not limited to, those described under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in the discussion of the marine container leasing business; Item 3, Quantitative and Qualitative Disclosures about Market Risk and under Part II -- Item 1, Legal Proceedings and Item 5, Other Information and those risks and uncertainties detailed from time to time in the filings of the Registrant with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II -- OTHER INFORMATION

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                         DESCRIPTION                           METHOD OF FILING
        -------                       -----------                       ------------------------
         3(a)      Limited Partnership Agreement of the Registrant,     *
                   amended and restated as of September 12, 1988
          3(b)     Certificate of Limited Partnership of the            **
                   Registrant
        27         Financial Data Schedule                              Filed with this document

     (b) Reports on Form 8-K

     On August 20, 1999 and August 23, 1999, the Registrant filed a Report on Form 8-K and a Report on Form 8-K/A, respectively, reporting the change in the Registrant's independent auditors.

---------------
 * Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

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

                                          By /s/ PETER J. YOUNGER
                                            ------------------------------------
                                            Peter J. Younger
                                            Chief Financial Officer and
                                             Treasurer of
                                            Cronos Capital Corp. ("CCC")

Date: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION                               METHOD OF FILING
-------                           -----------                           ------------------------
 3(a)      Limited Partnership Agreement of the Registrant, amended     *
           and restated as of September 12, 1988
  3(b)     Certificate of Limited Partnership of the Registrant         **
27         Financial Data Schedule                                      Filed with this document

---------------
 * Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on
   Form S-1 (No. 33-23321)
                                       16