Form 10-Q
period 2000-03-31
IEA INCOME FUND IX L P
filed 2000-05-15
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)                              4


         Condensed Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)        5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)        6


         Notes to Condensed Financial Statements (unaudited)                                                      7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                                        12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                            IEA INCOME FUND IX, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                             March 31,         December 31,
                                                                               2000                1999
                                                                           -------------       -------------

                 Assets

Current assets:

   Cash and cash equivalents, includes $610,002 at March 31, 2000 and
      $492,580 at December 31, 1999 in interest-bearing accounts           $     610,117       $     492,680

   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                            151,233             184,713
                                                                           -------------       -------------

         Total current assets                                                    761,350             677,393
                                                                           -------------       -------------

Container rental equipment, at cost                                           12,362,146          12,927,344
   Less accumulated depreciation                                               7,367,165           7,529,966
                                                                           -------------       -------------
      Net container rental equipment                                           4,994,981           5,397,378
                                                                           -------------       -------------

        Total assets                                                       $   5,756,331       $   6,074,771
                                                                           =============       =============
            Partners' Capital

Partners' capital (deficit):
   General partner                                                         $     (59,291)      $     (56,106)
   Limited partners                                                            5,815,622           6,130,877
                                                                           -------------       -------------

         Total partners' capital                                           $   5,756,331       $   6,074,771
                                                                           =============       =============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            IEA INCOME FUND IX, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                              Three Months Ended
                                                           -------------------------
                                                           March 31,       March 31,
                                                             2000            1999
                                                           ---------       ---------
Net lease revenue (notes 1 and 3)                          $ 230,703       $ 342,744

Other operating expenses:
  Depreciation                                               184,159         206,787
  Other general and administrative expenses                   13,225          14,144
                                                           ---------       ---------
                                                             197,384         220,931
                                                           ---------       ---------

    Income from operations                                    33,319         121,813

Other income (loss):
  Interest income                                              6,214           8,245
  Net loss on disposal of equipment                          (37,319)        (61,909)
                                                           ---------       ---------
                                                             (31,105)        (53,664)
                                                           ---------       ---------

    Net income                                             $   2,214       $  68,149
                                                           =========       =========

Allocation of net income (loss):
  General partner                                          $   9,415       $  18,572
  Limited partners                                            (7,201)         49,577
                                                           ---------       ---------

                                                           $   2,214       $  68,149
                                                           =========       =========


Limited partners' per unit share of net income (loss)      $   (0.21)      $    1.46
                                                           =========       =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                            IEA INCOME FUND IX, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             Three Months Ended
                                                          --------------------------
                                                          March 31,       March 31,
                                                            2000            1999
                                                          ---------       ---------
Net cash provided by operating activities                 $ 330,376       $ 345,035

Cash flows provided by investing activities:
  Proceeds from sale of container rental equipment          107,714         165,247

Cash flows used in financing activities:
  Distribution to partners                                 (320,653)       (533,104)
                                                          ---------       ---------


Net increase (decrease) in cash and cash equivalents        117,437         (22,822)


Cash and cash equivalents at January 1                      492,680         780,429
                                                          ---------       ---------


Cash and cash equivalents at March 31                     $ 610,117       $ 757,607
                                                          =========       =========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                            IEA INCOME FUND IX, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



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

     (b) Leasing Company and Leasing Agent Agreement

         Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.

                            IEA INCOME FUND IX, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:


                                                      March 31,        December 31,
                                                         2000               1999
                                                    -------------      -------------
Gross lease receivables                             $     562,706      $     526,631
Less:
Direct operating payables and accrued expenses            205,045            164,098
Damage protection reserve                                  44,336             44,497
Base management fees payable                               50,603             58,250
Reimbursed administrative expenses                         13,874              6,673
Allowance for doubtful accounts                            97,615             68,400
                                                    -------------      -------------

Net lease receivables                               $     151,233      $     184,713
                                                    =============      =============

                            IEA INCOME FUND IX, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2000 and 1999 was as follows:


                                            Three Months Ended
                                         -------------------------
                                          March 31,      March 31,
                                           2000           1999
                                         ---------      ---------
Rental revenue (note 4)                  $ 391,729      $ 498,090
Less:
Rental equipment operating expenses        109,641         94,475
Base management fees                        25,137         36,374
Reimbursed administrative expenses          26,248         24,497
                                         ---------      ---------

                                         $ 230,703      $ 342,744
                                         =========      =========

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

     The Partnership derives its revenues from marine dry cargo containers. As of March 31, 2000, the Partnership operated 1,672 twenty-foot, 583 forty-foot and 1,067 forty-foot high-cube marine dry cargo containers.

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     During the first three months of 2000, the Registrant disposed of 141 containers as part of its ongoing container operations. At March 31, 2000, 70% of the original equipment remained in the Registrant's fleet, as compared to 72% at December 31, 1999, and was comprised of the following:


                                                               40-Foot
                                 20-Foot        40-Foot       High-Cube
                                ---------      ---------      ---------
Containers on lease:
     Term leases                      132             95            197
     Master leases                  1,212            361            671
                                ---------      ---------      ---------
        Subtotal                    1,344            456            868

Containers off lease                  328            127            199
                                ---------      ---------      ---------

     Total container fleet          1,672            583          1,067
                                =========      =========      =========




                                                                                        40-Foot
                                           20-Foot                40-Foot               High-Cube
                                       ---------------        ----------------       -----------------
                                       Units        %         Units        %         Units        %
                                       -----      -----       -----      -----       -----      -----
Total purchases                        2,327        100%        799        100%      1,653        100%
     Less disposals                      655         28%        216         27%        586         35%
                                       -----      -----       -----      -----       -----      -----


Remaining fleet at March 31, 2000      1,672         72%        583         73%      1,067         65%
                                       =====      =====       =====      =====       =====      =====

     The Registrant's allowance for doubtful accounts increased from $68,400 at December 31, 1999 to $97,615 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately 14 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     During the first quarter of 2000, distributions from operations and sales proceeds amounted to $320,653, reflecting distributions to the general and limited partners for the fourth quarter of 1999. This represents a decrease from the $533,104 distributed during the fourth quarter of 1999, reflecting distributions for the third quarter of 1999. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.

2) Material changes in the results of operations between the three-month period ended March 31, 2000 and the three-month period ended March 31, 1999.

     Net lease revenue for the three-month period ended March 31, 2000 was $230,703, a decline of approximately 33% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $391,729, a decline of 21% from the same three-month period in 1999. Gross rental revenue was primarily impacted by a smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three-month period ended March 31, 2000 declined 14% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                                    Three Months Ended
                                                 -------------------------
                                                 March 31,       March 31,
                                                    2000            1999
                                                 ---------       ---------
Average fleet size (measured in twenty-foot
   equivalent units (TEU))                           5,102           5,712

Average utilization                                     79%             77%

     The Registrant's declining fleet size contributed to a 11% decline in depreciation expense when compared to the same three-month period in the prior year. Rental equipment operating expenses were 28% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 19% during the three-month period ended March 31, 1999.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
    No.                        Description                         Method of Filing
  ------      -------------------------------------------------    -------------------

   3(a)       Limited Partnership  Agreement of the Registrant,    *
              amended and restated as of September 12, 1988


   3(b)       Certificate   of  Limited   Partnership   of  the    **
              Registrant


   27         Financial Data Schedule                              Filed with this document



(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.



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




                                     IEA INCOME FUND IX, L.P.


                                     By  Cronos Capital Corp.
                                         The General Partner




                                     By  /s/ Dennis J. Tietz
                                      -------------------------------------
                                         Dennis J. Tietz
                                         President and Director of Cronos
                                         Capital Corp.("CCC")
                                         Principal Executive Officer of CCC




Date: May 15, 2000

                                  EXHIBIT INDEX



  Exhibit
    No.                        Description                         Method of Filing
  ------      -------------------------------------------------    -------------------

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