Form 10-Q
period 2000-06-30
IEA INCOME FUND IX L P
filed 2000-08-11
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______


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

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS




                                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets - June 30, 2000 and December 31, 1999  (unaudited)                                     4


            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)        5


            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)                  6


            Notes to Condensed Financial Statements (unaudited)                                                             7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                          10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                     11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                              12


  Item 6.   Exhibits and Reports on Form 8-K                                                                               12

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                            IEA INCOME FUND IX, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                             June 30,         December 31,
                                                                               2000               1999
                                                                           ------------       ------------
                        Assets
Current assets:
    Cash and cash equivalents, includes $540,977 at June 30, 2000 and
        $492,580 at December 31, 1999 in interest-bearing accounts         $    613,101       $    492,680
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                          93,951            184,713
                                                                           ------------       ------------

             Total current assets                                               707,052            677,393
                                                                           ------------       ------------

Container rental equipment, at cost                                          11,910,152         12,927,344
    Less accumulated depreciation                                             7,261,328          7,529,966
                                                                           ------------       ------------
        Net container rental equipment                                        4,648,824          5,397,378
                                                                           ------------       ------------

             Total assets                                                  $  5,355,876       $  6,074,771
                                                                           ============       ============

                 Partners' Capital

Partners' capital (deficit):
    General partner                                                        $    (63,295)      $    (56,106)
    Limited partners                                                          5,419,171          6,130,877
                                                                           ------------       ------------

             Total partners' capital                                       $  5,355,876       $  6,074,771
                                                                           ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND IX, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                              Three Months Ended              Six Months Ended
                                                           -------------------------       -------------------------
                                                           June 30,        June 30,        June 30,        June 30,
                                                             2000            1999            2000            1999
                                                           ---------       ---------       ---------       ---------
Net lease revenue (notes 1 and 3)                          $ 219,897       $ 256,048       $ 450,600       $ 598,792

Other operating expenses:
   Depreciation                                              176,276         204,671         360,435         411,458
   Other general and administrative expenses                  18,031           8,136          31,256          22,280
                                                           ---------       ---------       ---------       ---------
                                                             194,307         212,807         391,691         433,738
                                                           ---------       ---------       ---------       ---------

      Income from operations                                  25,590          43,241          58,909         165,054

Other income (loss):
   Interest income                                             6,786           7,553          13,000          15,798
   Net loss on disposal of equipment                         (34,811)         (5,051)        (72,130)        (66,960)
                                                           ---------       ---------       ---------       ---------
                                                             (28,025)          2,502         (59,130)        (51,162)
                                                           ---------       ---------       ---------       ---------

      Net income (loss)                                    $  (2,435)      $  45,743       $    (221)      $ 113,892
                                                           =========       =========       =========       =========

Allocation of net income (loss):
   General partner                                         $  11,604       $  14,770       $  21,019       $  33,342
   Limited partners                                          (14,039)         30,973         (21,240)         80,550
                                                           ---------       ---------       ---------       ---------

                                                           $  (2,435)      $  45,743       $    (221)      $ 113,892
                                                           =========       =========       =========       =========

Limited partners' per unit share of net income (loss)      $   (0.41)      $    0.91       $   (0.62)      $    2.37
                                                           =========       =========       =========       =========

The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND IX, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                Six Months Ended
                                                          -----------------------------
                                                            June 30,          June 30,
                                                              2000              1999
                                                          -----------       -----------

Net cash provided by operating activities                 $   566,238       $   644,268

Cash provided by investing activities:
   Proceeds from sale of container rental equipment           272,857           279,352

Cash used in financing activities:
   Distribution to partners                                  (718,674)       (1,062,595)
                                                          -----------       -----------


Net increase (decrease) in cash and cash equivalents          120,421          (138,975)


Cash and cash equivalents at January 1                        492,680           780,429
                                                          -----------       -----------


Cash and cash equivalents at June 30                      $   613,101       $   641,454
                                                          ===========       ===========

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


                                       7                             (Continued)

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:


                                                                   June 30,        December 31,
                                                                     2000               1999
                                                                -------------      -------------
            Gross lease receivables                             $     500,917      $     526,631
            Less:
            Direct operating payables and accrued expenses            180,524            164,098
            Damage protection reserve                                  45,614             44,497
            Base management fees payable                               53,760             58,250
            Reimbursed administrative expenses                         20,370              6,673
            Allowance for doubtful accounts                           106,698             68,400
                                                                -------------      -------------

            Net lease receivables                               $      93,951      $     184,713
                                                                =============      =============

                                       8                             (Continued)

                            IEA INCOME FUND IX, L.P.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 was as follows:


                                                    Three Months Ended           Six Months Ended
                                                   ----------------------     -----------------------
                                                   June 30,      June 30,      June 30,      June 30,
                                                     2000          1999          2000          1999
                                                   --------      --------      --------      --------

          Rental revenue (note 4)                  $369,555      $409,200      $761,284      $907,290
          Less:
          Rental equipment operating expenses       101,303        95,587       210,944       190,062
          Base management fees                       23,712        33,586        48,849        69,960
          Reimbursed administrative expenses         24,643        23,979        50,891        48,476
                                                   --------      --------      --------      --------

                                                   $219,897      $256,048      $450,600      $598,792
                                                   ========      ========      ========      ========


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

       The Partnership derives its revenues from dry cargo marine containers. As of June 30, 2000, the Partnership operated 1,597 twenty-foot, 565 forty-foot and 1,027 forty-foot high-cube dry cargo marine containers.

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


1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

       During the first six months of 2000, the Registrant disposed of 274 containers as part of its ongoing container operations. At June 30, 2000, 67% of the original equipment remained in the Registrant's fleet, as compared to 72% at December 31, 1999, and was comprised of the following:


                                                             40-Foot
                                  20-Foot      40-Foot      High-Cube
                                  -------      -------      ---------
Containers on lease:
       Term leases                    140           96          194
       Master leases                1,153          359          638
                                  -------      -------      -------
            Subtotal                1,293          455          832

Containers off lease                  304          110          195
                                  -------      -------      -------

       Total container fleet        1,597          565        1,027
                                  =======      =======      =======


                                                                                                    40-Foot
                                                      20-Foot                40-Foot                High-Cube
                                                  ----------------       ----------------       ----------------
                                                  Units          %       Units          %       Units          %
                                                  -----      -----       -----      -----       -----      -----
            Total purchases                       2,327        100%        799        100%      1,653        100%
                   Less disposals                   730         31%        234         29%        626         38%
                                                  -----      -----       -----      -----       -----      -----

            Remaining fleet at June 30, 2000      1,597         69%        565         71%      1,027         62%
                                                  =====      =====       =====      =====       =====      =====


       The Registrant disposed of 75 twenty-foot and 18 forty-foot dry cargo marine containers, as well as 40 forty-foot high cube dry cargo marine container during the second quarter of 2000, as compared to 89 twenty-foot and 14 forty-foot dry cargo marine containers, as well as 25 forty-foot high cube dry cargo marine containers during the same period in the prior year. These disposals resulted in a loss of $72,130 for the second quarter of 2000, as compared to a loss of $66,960 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.

       The Registrant's allowance for doubtful accounts increased from $68,400 at December 31, 1999 to $106,698 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 12 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

       During the second quarter of 2000, distributions issued from operations and sales proceeds amounted to $398,021, reflecting distributions due to the general and limited partners for the first quarter of 2000. This represents an increase from the $320,653 issued during the first quarter of 2000, reflecting distributions due for the fourth quarter of 1999. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.


                                       10                            (Continued)

       The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and the three and six-month periods ended June 30, 1999.

       Net lease revenue for the three and six-month periods ended June 30, 2000 was $219,897 and $450,600, respectively, a decline of approximately 14% and 25% from the same three and six-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $369,555 and $761,284, respectively, a decline of 10% and 16% from the same three and six-month periods in 1999. Gross rental revenue was primarily impacted by a smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three and six-month periods ended June 30, 2000 declined 9% and 12%, respectively, when compared to the same three and six-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and 1999 were as follows:

                                                                          Three Months Ended             Six Months Ended
                                                                        -----------------------       ----------------------
                                                                        June 30,       June 30,       June 30,       June 30,
                                                                          2000           1999           2000           1999
                                                                        --------       --------       --------       --------
            Average fleet size (measured in twenty-foot equivalent
                units (TEU))                                               4,850          5,543          4,994          5,629
            Average Utilization                                               81%            78%            80%            77%


       The Registrant's declining fleet size contributed to a 14% and 12%, respectively, decline in depreciation expense when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses were 27% and 28%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 2000, as compared to 23% and 21%, respectively, during the three and six-month periods ended June 30, 1999.



Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed its complaint (the "Complaint") in the Superior Court for the County of Los Angeles against CCC, as general partner of the Partnership, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM claims to be an assignee of units of limited partnership interests in the Partnership and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding interests in limited partnerships, claims that CCC has wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships.

KM asks for declaratory relief, damages according to proof, attorneys' fees, costs, interest, a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM, punitive damages, and an order prohibiting CCC from receiving reimbursement of its legal fees incurred in defending the action from the Cronos Partnerships.

On April 24, 2000, CCC filed its demurrer to the Complaint and its motion to strike those portions of the Complaint seeking punitive damages. By its demurrer, CCC asserted that KM, as an assignee of units of the Cronos Partnerships, is not entitled to review or receive a copy of the lists of the limited partners of the Cronos Partnerships; that CCC has not breached any fiduciary duty to KM; and that CCC has not engaged in unfair competition as alleged by KM. CCC requested that the Court dismiss KM's Complaint.

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. CCC intends to demur to KM's amended complaint and to move to strike those portions of the complaint seeking punitive damages. CCC believes that KM's complaint is without merit.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits


         Exhibit
           No.                                 Description                                            Method of Filing
         -------      ---------------------------------------------------------------------      -------------------------
          3(a)        Limited Partnership Agreement of the Registrant, amended and restated      *
                      as of September 12, 1988

          3(b)        Certificate of Limited Partnership of the Registrant                       **

          27          Financial Data Schedule                                                    Filed with this document



(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

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




                                       IEA INCOME FUND IX, L.P.


                                       By    Cronos Capital Corp.
                                             The General Partner




                                       By    /s/ Dennis J. Tietz
                                         ---------------------------------------
                                             Dennis J. Tietz
                                             President and Director of Cronos
                                               Capital Corp. ("CCC")
                                             Principal Executive Officer of CCC




Date: August 14, 2000

                                  EXHIBIT INDEX

         Exhibit
           No.                                 Description                                            Method of Filing
         -------      ---------------------------------------------------------------------      -------------------------
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