Form 10-Q
period 2000-09-30
IEA INCOME FUND IX L P
filed 2000-11-14
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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



         One Front Street, 15th Floor, San Francisco, California 94111
              (Address of principal executive offices) (Zip Code)

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

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                    PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999              4


         Condensed Statements of Operations (unaudited) for the three and nine months ended
         September 30, 2000 and 1999                                                                  5


         Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30,
         2000 and 1999                                                                                6


         Notes to Condensed Financial Statements (unaudited)                                          7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                  11


PART II - OTHER INFORMATION


 Item 1. Legal Proceedings                                                                           12


 Item 6. Exhibits and Reports on Form 8-K                                                            13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                            IEA INCOME FUND IX, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                             September 30,       December 31,
                                                                                 2000                1999
                                                                             -------------       -------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $665,896 at September 30, 2000
      and $492,580 at December 31, 1999 in interest-bearing accounts         $    667,774         $    492,680
   Net lease receivables due from Leasing Company
      (Notes 1 and 2)                                                             115,513              184,713
                                                                             ------------         ------------

         Total current assets                                                     783,287              677,393
                                                                             ------------         ------------

Container rental equipment, at cost                                            11,233,876           12,927,344
   Less accumulated depreciation                                                6,994,636            7,529,966
                                                                             ------------         ------------
      Net container rental equipment                                            4,239,240            5,397,378
                                                                             ------------         ------------

         Total assets                                                        $  5,022,527         $  6,074,771
                                                                             ============         ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                           $    (66,629)        $    (56,106)
   Limited partners                                                             5,089,156            6,130,877
                                                                             ------------         ------------

         Total partners' capital                                             $  5,022,527         $  6,074,771
                                                                             ============         ============



        The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND IX, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                  Three Months Ended                  Nine Months Ended
                                                            ------------------------------     -------------------------------
                                                            September 30,    September 30,     September 30,     September 30,
                                                                2000              1999              2000              1999
                                                            -------------    -------------     -------------     -------------
Net lease revenue (Notes 1 and 3)                            $ 269,581         $ 287,550         $ 720,181         $ 886,342

Other operating expenses:
  Depreciation                                                 166,983           193,834           527,418           605,292
  Other general and administrative expenses                     14,594             9,338            45,850            31,618
                                                             ---------         ---------         ---------         ---------
                                                               181,577           203,172           573,268           636,910
                                                             ---------         ---------         ---------         ---------

    Income from operations                                      88,004            84,378           146,913           249,432

Other income (loss):
  Interest income                                                6,033             6,936            19,033            22,734
  Net loss on disposal of equipment                            (42,805)         (105,519)         (114,935)         (172,479)
                                                             ---------         ---------         ---------         ---------
                                                               (36,772)          (98,583)          (95,902)         (149,745)
                                                             ---------         ---------         ---------         ---------

    Net income (loss)                                        $  51,232         $ (14,205)        $  51,011         $  99,687
                                                             =========         =========         =========         =========

Allocation of net income (loss):
  General partner                                            $   9,457         $  11,934         $  30,476         $  45,276
  Limited partners                                              41,775           (26,139)           20,535            54,411
                                                             ---------         ---------         ---------         ---------

                                                             $  51,232         $ (14,205)        $  51,011         $  99,687
                                                             =========         =========         =========         =========


Limited partners' per unit share of net income (loss)        $    1.22         $   (0.77)        $    0.60         $    1.60
                                                             =========         =========         =========         =========


        The accompanying notes are an integral part of these condensed financial statements.

                                      IEA INCOME FUND IX, L.P.

                                 CONDENSED STATEMENTS OF CASH FLOWS

                                            (UNAUDITED)


                                                                   Nine Months Ended
                                                            ---------------------------------
                                                            September 30,       September 30,
                                                                2000                1999
                                                            -------------       -------------
Net cash provided by operating activities                   $   874,228         $   985,104

Cash provided by investing activities:
  Proceeds from sale of container rental equipment              404,121             379,906

Cash used in financing activities:
  Distribution to Partners                                   (1,103,255)         (1,471,798)
                                                            -----------         -----------


Net increase (decrease) in cash and cash equivalents            175,094            (106,788)


Cash and cash equivalents, beginning of period                  492,680             780,429
                                                            -----------         -----------

Cash and cash equivalents, end of period                    $   667,774         $   673,641
                                                            ===========         ===========



        The accompanying notes are an integral part of these condensed financial statements.

                            IEA INCOME FUND IX, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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



                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

    (d) Financial Statement Presentation

        These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP") have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

        The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:

                                                            September 30,    December 31,
                                                                2000            1999
                                                            -------------    ------------
        Gross lease receivables                               $520,899        $526,631
        Less:
        Direct operating payables and accrued expenses         194,695         164,098
        Damage protection reserve                               35,998          44,497
        Base management fees payable                            54,267          58,250
        Reimbursed administrative expenses                      18,204           6,673
        Allowance for doubtful accounts                        102,222          68,400
                                                              --------        --------

        Net lease receivables                                 $115,513        $184,713
                                                              ========        ========



                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 was as follows:

                                                        Three Months Ended                 Nine Months Ended
                                                  -------------------------------    --------------------------------
                                                  September 30,     September 30,    September 30,      September 30,
                                                      2000              1999              2000              1999
                                                  -------------     -------------    -------------      -------------
        Rental revenue                             $  360,147        $  415,184        $1,121,431        $1,322,474
        Less:
        Rental equipment operating expenses            55,340            80,286           266,284           270,348
        Base management fees                           24,827            29,626            73,676            99,586
        Reimbursed administrative expenses             10,399            17,722            61,290            66,198
                                                   ----------        ----------        ----------        ----------

                                                   $  269,581        $  287,550        $  720,181        $  886,342
                                                   ==========        ==========        ==========        ==========


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

    The Partnership derives its revenues from dry cargo marine containers. As of September 30, 2000, the Partnership operated 1,491 twenty-foot, 541 forty-foot and 1,971 forty-foot high-cube dry cargo marine containers.

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


1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

    During the first nine months of 2000, the Registrant disposed of 460 containers as part of its ongoing container operations. At September 30, 2000, 63% of the original equipment remained in the Registrant's fleet, as compared to 72% at December 31, 1999, and was comprised of the following:

                                                                   40-Foot
                                         20-Foot      40-Foot     High-Cube
                                         -------      -------     ---------
        Containers on lease:
             Term leases                    134           94          189
             Master leases                1,071          338          618
                                          -----        -----        -----
                Subtotal                  1,205          432          807

        Containers off lease                286          109          164
                                          -----        -----        -----

             Total container fleet        1,491          541          971
                                          =====        =====        =====


                                                                                                      40-Foot
                                                        20-Foot                40-Foot               High-Cube
                                                   ----------------       ----------------       ----------------
                                                   Units        %         Units        %         Units        %
                                                   -----      -----       -----      -----       -----      -----
        Total purchases                            2,327        100%        799        100%      1,653        100%
             Less disposals                          836         36%        258         32%        682         41%
                                                   -----      -----       -----      -----       -----      -----

        Remaining fleet at September 30, 2000      1,491         64%        541         68%        971         59%
                                                   =====      =====       =====      =====       =====      =====


    The Registrant disposed of 106 twenty-foot and 24 forty-foot dry cargo marine containers, as well as 56 forty-foot high cube dry cargo marine container during the third quarter of 2000, as compared to 102 twenty-foot and 17 forty-foot dry cargo marine containers, as well as 15 forty-foot high cube dry cargo marine containers during the same period in the prior year. These disposals resulted in a loss of $114,935 for the third quarter of 2000, as compared to a loss of $172,479 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.

    The Registrant's allowance for doubtful accounts increased from $68,400 at December 31, 1999 to $102,222 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 17 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

    During the third quarter of 2000, distributions issued from operations and sales proceeds amounted to $384,581, reflecting distributions due to the general and limited partners for the second quarter of 2000. This represents a decrease from the $398,021 issued during the second quarter of 2000, reflecting distributions due for the first quarter of 2000. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.



                                                                     (Continued)

    During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and the three and nine-month periods ended September 30, 1999.

    Net lease revenue for the three and nine-month periods ended September 30, 2000 was $269,581 and $720,181, respectively, a decline of approximately 6% and 19% from the same three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $360,147 and $1,121,431, respectively, a decline of 13% and 15% from the same three and nine-month periods in 1999. Gross rental revenue was primarily impacted by a smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three and nine-month periods ended September 30, 2000 declined 4% and 10%, respectively, when compared to the same three and nine-month periods in the prior year. The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                     Three Months Ended           Nine Months Ended
                                                ----------------------------  ---------------------------
                                                September 30,  September 30,  September 30, September 30,
                                                     2000          1999          2000           1999
                                                -------------  -------------  ------------- -------------
        Average fleet size (measured in
         twenty-foot equivalent units (TEU))        4,599         5,366         4,875          5,541

        Average Utilization                            82%           78%           81%            78%

    The Registrant's declining fleet size contributed to a decline of 14% and 13%, respectively, in depreciation expense when compared to the same three and nine-month periods in the prior year. Rental equipment operating expenses were 15% and 24%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 2000, as compared to 19% and 20%, respectively, during the three and nine-month periods ended September 30, 1999. The large decrease for the three-month period ended September 30, 2000 was attributable to the recovery of doubtful accounts.


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

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. On August 25, 2000, CCC filed its demurrer to KM's First Amended Complaint and its motion to strike those portions of the First Amended Complaint seeking punitive damages. On October 11, 2000, the Court heard CCC's motions. It sustained CCC's demurrer to KM's fourth cause of action seeking declaratory relief, but overruled (i.e., denied) CCC's demurrer to KM's first three causes of action, on the ground that the evidence submitted by CCC was not properly before the Court on CCC's demurrer to KM's First Amended Complaint. At the same time, the Court granted CCC's motion to strike those portions of KM's First Amended Complaint seeking punitive damages.

On October 20, 2000, CCC filed its answer to KM's First Amended Complaint, denying the allegations thereof, denying that plaintiff is entitled to any damages, and asserting various affirmative defenses. CCC believes that KM does not have standing to inspect or receive lists of the limited partners of the limited partnerships managed by CCC, and that CCC has meritorious defenses to KM's First Amended Complaint.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

           Exhibit
              No.                       Description                            Method of Filing
           -------                      -----------                            ----------------
             3(a)      Limited Partnership Agreement of the Registrant,        *
                       amended and restated as of September 12, 1988

             3(b)      Certificate of Limited Partnership of the               **
                       Registrant

             27        Financial Data Schedule                                 Filed with this
                                                                               document


(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.


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




Date: November 14, 2000

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