Form 10-K405
period 2000-12-31
IEA INCOME FUND IX L P
filed 2001-03-26
CIK 836972

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                   For the fiscal year ended December 31, 2000

                                -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________.
                         Commission file number 0-18169

                            IEA INCOME FUND IX, L.P.
             (Exact name of registrant as specified in its charter)

           California                                   94-3069954
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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
                                              ===========        =====

        The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg (the "Parent Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited (the "Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned by the Group on its own behalf or managed on behalf of other third-party container owners, including all other programs organized by CCC.

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

        (b)     Financial Information About Segments

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

        No single sub-lessee of the Leasing Company contributed more than 10% of the Leasing Company's rental revenue earned during 2000, 1999 and 1998 on behalf of the Registrant.

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

        Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel or aluminum. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers currently constitute approximately 87% (in TEU) of the worldwide container fleet. Refrigerated and tank containers currently constitute approximately 5% (in TEU) of the worldwide container fleet, with open-tops and other specialized containers constituting the remaining 8%.

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

        The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth during the last twenty-five years, resulting in increased demand for containerization. The world's container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 14 million TEU by mid-2000.

        The container leasing business is cyclical, and depends largely upon the rate of increase in world trade. The container leasing industry has experienced cyclical downturns during the last sixteen years.

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

        - Master lease. Master leases are short-term leases under which a customer reserves the right to lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing them to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. The commercial terms of master leases are negotiated annually. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

        - Term lease. Term leases are for a fixed period of time and include both long and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number of containers to be leased and the lease term. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

        The terms and conditions of the Leasing Company's leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

        The percentage of equipment on term leases as compared to master leases varies widely among leasing companies, depending upon each company's strategy or margins, operating costs and cash flows.

        Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment, location and availability, and market conditions.

        CUSTOMERS

        The Registrant is not dependent upon any particular customer or group of customers of the Leasing Company. None of those customers account for more than 10% of the Registrant's revenue. Substantially all of the Leasing Company's customers are billed and pay in United States dollars.

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

        The Registrant is subject to unexpected loss in rental revenue from lessees of its containers that default under their container lease agreements with the Leasing Company.

        FLEET PROFILE

        The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed ISO standards and are designed to minimize repair and operating costs.

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

        As of December 31, 2000, the Registrant owned 1,396 twenty-foot, 523 forty-foot and 918 forty-foot high-cube marine dry cargo containers. The following table sets forth the number of containers on lease, by container type and lease type as of December 31, 2000:

                                                             Number of
                                                        Containers on Lease
                                                        -------------------
        20-Foot Dry Cargo Containers:
           Term Leases                                           150
           Master Leases                                         975
                                                               -----
                Total on lease                                 1,125
                                                               =====

        40-Foot Dry Cargo Containers:
           Term Leases                                           116
           Master Leases                                         289
                                                               -----
                Total on lease                                   405
                                                               =====

        40-Foot High-Cube Dry Cargo Containers:
           Term Leases                                           197
           Master Leases                                         555
                                                               -----
                Total on lease                                   752
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

        REPAIR AND MAINTENANCE

        All containers are inspected and repaired when redelivered by a customer, and customers are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance that is verified by independent surveyors or the Leasing Company's technical and operations staff. Before any repair or refurbishment is authorized on older containers in the Registrant's fleet, the Leasing Company's technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container. The Leasing Company is authorized to make this decision on behalf of the Registrant and makes these decisions by applying the same standards to the Registrant's containers as to its own containers.

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

        The Leasing Company also maintains agency relationships with over 25 independent agents around the world, who are generally paid commissions based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. The agents are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.

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

        The Leasing Company's global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows the Leasing Company to manage and control the Registrant's fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of the Leasing Company's service, as it processes information received from the various offices, generates billings to the Leasing Company's lessees and generates a wide range of reports on all aspects of the Leasing Company's leasing activities. The system records the life history of each container, including the length of time on and off lease and repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world. The Leasing Company intends to continue to enhance its computer system as needs arise in the future.

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

        (c)(1)(vii) For the year ended December 31, 2000, no single sub-lessee of the Leasing Company accounted for more than 10% of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

        The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE-Seaco, Textainer Corp., Triton Container International Ltd. and others. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market is essentially comprised of three distinct groups: the very large (in TEU terms) market leaders Transamerica Leasing and GE Seaco, who between them, with fleets of around 1.1 million TEU each in mid-2000, control in excess of one third of the total leased fleet; a substantial middle tier of companies possessing fleets in the 250,000 to 900,000 TEU range, and the smaller more specialized fleet operators. In recent years, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. The Leasing Company believes that the current trend toward consolidation in the container leasing industry will continue, up to a point. There appears to be an upper limit to the size of the optimum fleet, beyond which dis-economies of scale and/or barriers against further market share development become apparent. Furthermore, ocean carriers have a tendency to support a number of lessors simultaneously, in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization grows, and as regions such as South America and the Indian sub-continent become ever bigger generators of containerized cargo, customers may demand more flexibility from leasing companies regarding per-diem rates, pick-up and drop-off locations, and the availability of containers.

        In recent years, the Leasing Company and other lessors have developed certain internet based applications. For the Leasing Company, these applications will allow customers access to make on-line product inquiries. The Leasing Company is continuing to develop this side of business and will introduce other internet options in the future, including on-line bookings for all products.

        Some of the Leasing Company's competitors with larger fleets have greater financial resources than the Leasing Company and may be more capable of offering lower per diem rates. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. Furthermore, by having as many suppliers as possible, the carrier is able to maximize the number of off-hires and off-hire locations available, as typically each supplier may limit the number of containers which can be off-hired by location. The advantage to the carrier is that this prevents the carrier from being burdened with an excess number of off-hired containers, which incur both storage and per diem charges, in a low demand market.

        (c)(1)(xi) Inapplicable.

        (c)(1)(xii) Inapplicable.

        (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 28, 2001, CCC had 14 employees, consisting of 3 officers, 4 other managers and 7 clerical and staff personnel.

        (d) Financial Information About Geographic Areas

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

Item 2. Properties

        As of December 31, 2000, the Registrant owned 1,396 twenty-foot, 523 forty-foot and 918 forty-foot high-cube marine dry cargo containers suitable for transporting cargo by rail, sea or highway. All but 200 twenty-foot and 400 forty-foot high-cube dry cargo containers were originally acquired from container manufacturers located in Korea, India and Taiwan. Pursuant to undertakings made in its Registration Statement No. 33-23321, Section 4.3 and 7.2(j) of the Partnership Agreement in the Registration Statement No. 33-23321, the Registrant purchased 200 used twenty-foot and 400 used forty-foot high-cube marine dry cargo containers from the general partner in 1989. These containers were originally purchased by the general partner during the fourth quarter of 1988 from a Korean manufacturer.

        The average useful life and manufacturers' invoice cost of the Registrant's fleet as of December 31, 2000 were as follows:

                                                   Estimated
                                                  Useful Life      Average Age      Average Cost
                                                  -----------      -----------      ------------
      20-Foot Dry Cargo Containers                10-15 years       11 years          $2,888

      40-Foot Dry Cargo Containers                10-15 years       11 years          $4,363

      40-Foot High-Cube Dry Cargo Containers      10-15 years       12 years          $4,706

        Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 2000, utilization of the Registrant's containers averaged 81%.

        During 2000, the Registrant disposed of 340 twenty-foot, 80 forty-foot and 206 forty-foot high-cube marine dry cargo containers at an average book loss of $251 per container.

Item 3. Legal Proceedings

        On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed a complaint in the Superior Court for the County of Los Angeles against CCC, as general partner of the Registrant, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM is assignee of units of limited partnership interests in the Registrant and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC, as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding limited partnership interests in limited partnerships, claimed that CCC had wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships. KM asked for declaratory relief, damages according to proof, attorneys' fees, costs, interest, and a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM.

After the Court heard challenges by CCC to KM's complaint and its first amended complaint, which challenges were granted in part and denied in part, CCC filed its answer to KM's first amended complaint on October 20, 2000, denying the allegations thereof, denying that KM was entitled to any damages, and asserting various affirmative defenses. Before conducting expensive discovery, the parties engaged in settlement discussions, which were consummated subsequent to December 31, 2000, when the parties agreed to the terms of a settlement. Under the terms of the settlement, CCC will provide copies of the limited partner lists of the Cronos Partnerships to KM, in return for a payment by KM and KM's covenant to provide copies of any mini-tender offer materials to CCC concurrently with their transmission by KM to the limited partners of the Cronos Partnerships. KM has also agreed to pay for tendered limited partner units within three (3) business days of confirmation of the transfer from CCC. The parties have agreed to broad reciprocal releases as part of the settlement. The settlement entails no payments by CCC or by the Cronos Partnerships to KM.

Item 4. Submission of Matters to a Vote of Security Holders

        Inapplicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        (a) Market Information

        (a)(1)(i) The Registrant's outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.

        (a)(1)(ii) Inapplicable.

        (a)(1)(iii) Inapplicable.

        (a)(1)(iv) Inapplicable.

        (a)(1)(v) Inapplicable.

        (a)(2) Inapplicable.

        (b) Holders

                                                              Number of Unit
        (b)(1)   Title of Class                       Holders as of December 31, 2000
                 --------------                       -------------------------------

           Units of limited partnership interests             1,730

        (c) Dividends

        Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, "Selected Financial Data."

Item 6. Selected Financial Data

                                                              Year Ended December 31,
                                    ---------------------------------------------------------------------------
                                       2000            1999             1998            1997            1996
                                    -----------     -----------     -----------     -----------     -----------
Net lease revenue                   $   983,849     $ 1,132,399     $ 1,570,553     $ 1,765,903     $ 2,036,698

Net income                          $   116,132     $   155,193     $   500,224     $   715,508     $ 1,084,193

Net income per unit of
   limited partnership interest     $      2.24     $      2.82     $     12.46     $     18.58     $     28.61

Cash distributions per unit of
   limited partnership interest     $     41.56     $     54.06     $     66.88     $     61.88     $     72.19

At year-end:

Total assets                        $ 4,724,527     $ 6,074,771     $ 7,834,124     $ 9,702,375     $11,189,085

Partners' capital                   $ 4,724,527     $ 6,074,771     $ 7,834,124     $ 9,702,375     $11,189,085

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, the Registrant had $741,214 in cash and cash equivalents, an increase of $248,534 and a decrease of $39,215, respectively, from the cash balances at December 31, 1999 and December 31, 1998.

        During the Registrant's first 10 years of operations, the Registrant's primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to meet this objective as well as to finance current operating needs. No credit lines are maintained to finance working capital. Commencing in 1999, the Registrant's 11th year of operations, the Registrant began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 10 to 15 years after placement in leased service. Since that time, the Registrant has been actively disposing of its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, have provided the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At that time whereby the Registrant's fleet size is reduced to approximately 20% of its original fleet size, the Registrant expects to enter the final phase of its liquidation and wind-up stage of operations.

        Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distributions of sale proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners receive aggregate distributions in an amount equal to their capital contributions, plus a 10% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners, pursuant to Section 6.1(b) of the Registrant's Partnership Agreement. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

        From inception through February 28, 2001, the Registrant has distributed $21,983,976 in cash from operations and $2,581,281 in cash from container sales proceeds to its limited partners. This represents total distributions of $24,565,257, or approximately 145% of the limited partners' original invested capital. Distributions to partners are determined and paid quarterly, based primarily on each quarter's cash flow from operations and cash generated from container sales. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Additional container disposals, combined with current leasing market conditions, may contribute to lower operating results and consequently, lower distributions from operations to its partners in subsequent periods. However, sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

RESULTS OF OPERATIONS

2000 - 1999

        During the first three quarters of 2000, growth in the volume of containerized trade improved, resulting in increased demand for containers in many locations, most significantly throughout Asia. Over the course of the final quarter, the economic slowdown that was reported in the United States and other worldwide locations began to affect the import and export markets of many countries, as well as the container leasing markets worldwide. Late in the fourth quarter of 2000, off-hire container inventories grew as redeliveries of leased equipment increased significantly and demand declined due to reduced export volumes, particularly within Asia. The soft market conditions at the end of 2000 were further impacted by the shipping lines' continued purchase of new containers for their own accounts, thereby reducing the need to supplement their own container fleet with leased containers. Furthermore, the shipping lines focused their efforts on repositioning their own idle containers to demand locations in order to fulfill customer requirements. The Registrant expects these market conditions to continue through the first half of 2001.

        The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue for 2000 declined by approximately 13% when compared to 1999.

        The Registrant's utilization rate averaged 81% during 2000, as compared to 78% in the prior year. The Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) declined from 5,467 TEU in 1999, to 4,762 TEU in 2000. The decline in the Registrant's fleet size, combined with a 9% reduction in average per-diem rental rates, contributed to a 15% decline in gross rental revenue (a component of net lease revenue) for 2000 when compared to the previous year.

        At December 31, 2000, 59% of the original equipment remained in the Registrant's fleet, and was comprised of the following:

                                                                    40-Foot
                                         20-Foot      40-Foot      High-Cube
                                         -------      -------      ---------
        Containers on lease:
             Term leases                    150          116          197
             Master leases                  975          289          555
                                          -----        -----        -----
                Subtotal                  1,125          405          752
        Containers off lease                271          118          166
                                          -----        -----        -----

             Total container fleet        1,396          523          918
                                          =====        =====        =====



                                                                                                             40-Foot
                                                             20-Foot                 40-Foot                High-Cube
                                                        -----------------       -----------------       -----------------
                                                        Units          %        Units         %         Units         %
                                                        -----       -----       -----       -----       -----       -----
        Total purchases                                 2,327         100%        799         100%      1,653         100%
            Less disposals                                931          40%        276          35%        735          44%
                                                        -----       -----       -----       -----       -----       -----

        Remaining fleet at December 31, 2000            1,396          60%        523          65%        918          56%
                                                        =====       =====       =====       =====       =====       =====

        Rental equipment operating expenses were approximately 21% of rental revenue during 2000, as compared to 22% during 1999. The decline was attributable to the Registrant's higher utilization rate in 2000, and its impact on activity based expenses such as storage and handling.

        The age and declining size of the Registrant's fleet both contributed to a 15% decline in depreciation expense during 2000 when compared to 1999. Base management fees, based on the operating performance of the fleet, declined $29,598, or approximately 23% during 2000 when compared to 1999. These management fees are expected to decline in subsequent periods as a result of the registrant's declining fleet size.

        The Registrant disposed of 340 twenty-foot, 80 forty-foot and 206 forty-foot high-cube marine dry cargo containers during 2000, as compared to 257 twenty-foot, 66 forty-foot and 106 forty-foot high-cube marine dry cargo containers during 1999. These disposals resulted in a loss of $157,260 for 2000, as compared to a loss of $164,348 for 1999. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the 2000 net loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The Registrant's continued efforts to dispose of its containers in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

1999 - 1998

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
                                                  =====      =====       =====      =====       =====      =====

        Rental equipment operating expenses were approximately 22% of rental revenue during 1999 as compared to 20% during 1998. The increase was attributable to the Registrant's lower utilization rate in 1999 and its impact on activity based expenses, such as storage and handling.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Inapplicable.

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

The Partners
IEA Income Fund IX, L.P.

We have audited the accompanying balance sheets of IEA Income Fund IX, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Partners
IEA Income Fund IX, L.P.

We have audited the accompanying statement of operations, partners' capital, and cash flows of IEA Income Fund IX, L.P. (the "Partnership"), for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Partnership and its cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ Moore Stephens, P.C.
                                       Certified Public Accountants


New York, New York
March 5, 1999

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                                            2000                 1999
                                                                        ------------         ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $640,874 in 2000
      and $492,580 in 1999 in interest-bearing accounts (note 3)        $    741,214         $    492,680
   Net lease receivables due from Leasing Company
      (notes 1 and 4)                                                         98,958              184,713
                                                                        ------------         ------------

         Total current assets                                                840,172              677,393
                                                                        ------------         ------------

Container rental equipment, at cost                                       10,630,601           12,927,344
   Less accumulated depreciation (note 1)                                  6,746,246            7,529,966
                                                                        ------------         ------------
      Net container rental equipment                                       3,884,355            5,397,378
                                                                        ------------         ------------

         Total assets                                                   $  4,724,527         $  6,074,771
                                                                        ============         ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                      $    (69,608)        $    (56,106)
   Limited partners (note 8)                                               4,794,135            6,130,877
                                                                        ------------         ------------

         Total partners' capital                                        $  4,724,527         $  6,074,771
                                                                        ============         ============



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          2000                1999                1998
                                                      -----------         -----------         -----------
Net lease revenue (notes 1 and 6)                     $   983,849         $ 1,132,399         $ 1,570,553

Other operating expenses:
  Depreciation (note 1)                                   676,048             797,868             879,087
  Other general and administrative expenses                60,912              43,607              51,936
                                                      -----------         -----------         -----------

                                                          736,960             841,475             931,023
                                                      -----------         -----------         -----------

    Income from operations                                246,889             290,924             639,530

Other income (expenses):
  Interest income                                          26,503              28,617              43,464
  Net loss on disposal of equipment                      (157,260)           (164,348)           (182,770)
                                                      -----------         -----------         -----------
                                                         (130,757)           (135,731)           (139,306)
                                                      -----------         -----------         -----------

    Net income                                        $   116,132         $   155,193         $   500,224
                                                      ===========         ===========         ===========

Allocation of net income:
  General partner                                     $    40,074         $    59,249         $    76,564
  Limited partners                                         76,058              95,944             423,660
                                                      -----------         -----------         -----------

                                                      $   116,132         $   155,193         $   500,224
                                                      ===========         ===========         ===========

Limited partners' per unit share of net income        $      2.24         $      2.82         $     12.46
                                                      ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                      Limited              General
                                      Partners             Partner              Total
                                     -----------         -----------         -----------
Balances at December 31, 1997        $ 9,722,205         $   (19,830)        $ 9,702,375

Net income                               423,660              76,564             500,224

Cash distributions                    (2,273,229)            (95,246)         (2,368,475)
                                     -----------         -----------         -----------

Balances at December 31, 1998          7,872,636             (38,512)          7,834,124

Net income                                95,945              59,248             155,193

Cash distributions                    (1,837,704)            (76,842)         (1,914,546)
                                     -----------         -----------         -----------

Balances at December 31, 1999          6,130,877             (56,106)          6,074,771

Net income                                76,058              40,074             116,132

Cash distributions                    (1,412,800)            (53,576)         (1,466,376)
                                     -----------         -----------         -----------

Balances at December 31, 2000        $ 4,794,135         $   (69,608)        $ 4,724,527
                                     ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                2000                1999                1998
                                                            -----------         -----------         -----------
Cash flows from operating activities:

   Net income                                               $   116,132         $   155,193         $   500,224
   Adjustments to reconcile net income to net cash
     from operating activities:
         Depreciation                                           676,048             797,868             879,087
         Net loss on disposal of equipment                      157,260             164,348             182,770
         Decrease in net lease receivables due from
          Leasing Company                                       117,726              41,483              84,270
                                                            -----------         -----------         -----------

           Total adjustments                                    951,034           1,003,699           1,146,127
                                                            -----------         -----------         -----------

           Net cash provided by operating activities          1,067,166           1,158,892           1,646,351
                                                            -----------         -----------         -----------

Cash flows from investing activities:
   Proceeds from sale of container rental equipment             647,744             467,905             502,653
                                                            -----------         -----------         -----------

Cash flows from financing activities
   Distributions to partners                                 (1,466,376)         (1,914,546)         (2,368,475)
                                                            -----------         -----------         -----------

Net increase (decrease) in cash and cash equivalents            248,534            (287,749)           (219,471)

Cash and cash equivalents at beginning of year                  492,680             780,429             999,900
                                                            -----------         -----------         -----------

Cash and cash equivalents at end of year                    $   741,214         $   492,680         $   780,429
                                                            ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

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

                Net lease receivables due from the Leasing Company (see notes 1(b) and 4 for discussion regarding net lease receivables) subject the Partnership to a significant concentration of credit risk. These net lease receivables, representing rentals earned by the Leasing Company, on behalf of the Partnership, from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company, are remitted by the Leasing Company to the Partnership three to four times per month. The Partnership has historically never incurred a loss associated with the collectability of unremitted net lease receivables due from the Leasing Company.

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

                The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (e)     Allocation of Net Income and Partnership Distributions

                Net income has been allocated between general and limited partners in accordance with the Partnership Agreement.

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

        (g)     Container Rental Equipment

                In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no reductions to the carrying value of container rental equipment during 2000, 1999, and 1998.

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

        The Partnership derives revenues from dry cargo containers. As of December 31, 2000, the Partnership owned 1,396 twenty-foot, 523 forty-foot and 918 forty-foot high-cube marine dry cargo containers.

        Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

        No single sub-lessee of the Leasing Company contributed more than 10% of the Leasing Company's rental revenue earned during 2000, 1999 and 1998 on behalf of the Registrant.

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

(4)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 2000 and December 31, 1999 were as follows:

                                                            December 31,    December 31,
                                                                2000            1999
                                                            ------------    ------------
        Gross lease receivables                               $423,070        $526,631
        Less:
        Direct operating payables and accrued expenses         165,794         164,098
        Damage protection reserve (note 5)                      29,287          44,497
        Base management fees payable                            51,032          58,250
        Reimbursed administrative expenses                      15,014           6,673
        Allowance for doubtful accounts                         62,985          68,400
                                                              --------        --------

        Net lease receivables                                 $ 98,958        $184,713
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

(6)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 2000, 1999 and 1998, was as follows:

                                                           2000              1999              1998
                                                        ----------        ----------        ----------
        Rental revenue                                  $1,465,941        $1,721,546        $2,316,683
        Less:
        Rental equipment operating expenses                309,755           374,146           452,150
        Base management fees (note 7)                       97,712           127,310           162,004
        Reimbursed administrative expenses (note 7):
            Salaries                                        50,247            46,001            62,819
            Other payroll related expenses                   4,535             7,853            10,864
            General and administrative expenses             19,843            33,837            58,293
                                                        ----------        ----------        ----------
                                                        $  983,849        $1,132,399        $1,570,553
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

                                                    2000            1999            1998
                                                  --------        --------        --------
        Base management fees                      $ 97,712        $127,310        $162,004
        Reimbursed administrative expenses          74,625          87,691         131,976
                                                  --------        --------        --------

                                                  $172,337        $215,001        $293,980
                                                  ========        ========        ========

(8)     Limited Partners' Capital

        Cash distributions made to the limited partners during 2000, 1999 and 1998 included distributions of proceeds from equipment sales in the amount of $637,354, $467,394, and $573,618, respectively. These distributions, as well as cash distributions from operations, are used in determining "Adjusted Capital Contributions" as defined by the Partnership Agreement.

        The limited partners' per unit share of capital at December 31, 2000, 1999 and 1998 was $141, $180, and $232, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 33,992, the total number of limited partnership units.

(9)     Legal

        On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed a complaint in the Superior Court for the County of Los Angeles against CCC, as general partner of the Registrant, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM is assignee of units of limited partnership interests in the Registrant and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC, as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding limited partnership interests in limited partnerships, claimed that CCC had wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships. KM asked for declaratory relief, damages according to proof, attorneys' fees, costs, interest, and a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM.

        After the Court heard challenges by CCC to KM's complaint and its first amended complaint, which challenges were granted in part and denied in part, CCC filed its answer to KM's first amended complaint on October 20, 2000, denying the allegations thereof, denying that KM was entitled to any damages, and asserting various affirmative defenses. Before conducting expensive discovery, the parties engaged in settlement discussions, which were consummated subsequent to December 31, 2000, when the parties agreed to the terms of a settlement. Under the terms of the settlement, CCC will provide copies of the limited partner lists of the Cronos Partnerships to KM, in return for a payment by KM and KM's covenant to provide copies of any mini-tender offer materials to CCC concurrently with their transmission by KM to the limited partners of the Cronos Partnerships. KM has also agreed to pay for tendered limited partner units within three (3) business days of confirmation of the transfer from CCC. The parties have agreed to broad reciprocal releases as part of the settlement. The settlement entails no payments by CCC or by the Cronos Partnerships to KM.



                            ************************

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Inapplicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2001, are as follows:

                   Name                                      Office
        ----------------------------    -----------------------------------------------------
        Dennis J. Tietz                 President, Chief Executive Officer and Director
        John Kallas                     Vice President, Chief Financial Officer and Director
        Elinor A. Wexler                Vice President/Administration, Secretary and Director
        Peter J. Younger                Director
        John M. Foy                     Director

        DENNIS J. TIETZ Mr. Tietz, 48, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was appointed Chief Executive Officer of The Cronos Group, indirect corporate parent of CCC, in December 1998 and elected Chairman of the Board in March 1999. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

        Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

        JOHN KALLAS Mr. Kallas, 38, was elected Vice President, Chief Financial Officer of CCC in November, 2000. Mr. Kallas also joined the Board of Directors of CCC in November, 2000. Mr. Kallas has been employed by CCC since 1989, and is responsible for managed container investment programs, treasury, and CCC's financial operations. Mr. Kallas has held various accounting positions since joining Cronos including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco.

        Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary's College, a B.S. degree in Business Administration/Accounting from the University of San Francisco and is a certified public accountant.

        ELINOR A. WEXLER Ms. Wexler, 52, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler joined the Board of Directors of CCC in June 1997. Ms. Wexler has been employed by CCC since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

        Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

        PETER J. YOUNGER Mr. Younger, 44, was elected to the Board of Directors of CCC in June 1997. See key management personnel of the Leasing Company for further information.

        JOHN M. FOY Mr. Foy, 55, was elected to the Board of Directors of CCC in April 1999. See key management personnel of the Leasing Company for further information.

        The key management personnel of the Leasing Company and its affiliates at February 28, 2001, were as follows:

                  Name                                  Title
        -------------------------    ----------------------------------------------------
        Peter J. Younger             Chief Operating Officer/Chief Financial Officer
        John M. Foy                  Senior Vice President/Americas
        Nico Sciacovelli             Senior Vice President/Europe, Middle East and Africa
        John C. Kirby                Senior Vice President/Operations

        PETER J. YOUNGER Mr. Younger, 44, was elected to the Board of Directors of The Cronos Group on January 13, 2000. Mr. Younger will serve as a director until the 2001 annual meeting and his successor is elected and takes office. Mr. Younger was appointed as Chief Operating Officer of The Cronos Group on August 4, 2000, and its Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President of Finance for the Leasing Company, located in the UK. From 1987 to 1991 Mr. Younger served as Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

        JOHN M. FOY Mr. Foy, 55, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

        NICO SCIACOVELLI Mr. Sciacovelli, 51, was elected Senior Vice President
- Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

        JOHN C. KIRBY Mr. Kirby, 47, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Senior Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The Registrant has followed the practice of reporting acquisitions and dispositions of the Registrant's units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Registrant's units of limited partnership interests during the fiscal year ended December 31, 2000, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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

        The following table sets forth the fees the Registrant paid (on a cash basis) to CCC for the year ended December 31, 2000.

                                                                                      Cash Fees and
                 Name                             Description                         Distributions
          -------------------   -------------------------------------------------    ----------------
   1)                           Base management fees - equal to 7% of gross
                                lease revenues attributable to operating leases
                                pursuant to Section 4.4 of the Limited
                                Partnership Agreement
          CCC                                                                           $107,613

   2)                           Reimbursed administrative expenses - equal to
                                the costs expended by CCC and its affiliates for
                                services necessary to the prudent operation of
                                the Registrant pursuant to Section 4.5 of
                                the Limited Partnership Agreement
          CCC                                                                            $60,984


   3)                           Interest  in  Fund  -  5%  of  distributions  of
                                distributable  cash for any quarter  pursuant to
                                Section 6.1 of the Limited Partnership Agreement
          CCC                                                                            $53,576

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

        (c)     Changes in Control

        Inapplicable.


Item 13. Certain Relationships and Related Transactions

        (a)     Transactions with Management and Others

        The Registrant's only transactions with management and other related parties during 2000 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner. See Item 11, "Executive Compensation," herein.

        (b)     Certain Business Relationships

        Inapplicable.

        (c)     Indebtedness of Management

        Inapplicable.

        (d)     Transactions with Promoters

        Inapplicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K Page

(a)1.   Financial Statements

        Independent Auditors' Report............................................................ 15

        Report of Independent Public Accountants................................................ 16

(a)2.   The following financial statements of the Registrant are included in Part II, Item 8:

        Balance Sheets - December 31, 2000 and 1999............................................. 17

        Statements of Operations - for the years ended December 31, 2000, 1999 and 1998......... 18

        Statements of Partners' Capital - for the years ended December 31, 2000, 1999 and 1998.. 19

        Statements of Cash Flows - for the years ended December 31, 2000, 1999 and 1998......... 20

        Notes to Financial Statements........................................................... 21

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

        (a)3.   Exhibits

            Exhibit
              No.                       Description                            Method of Filing
            -------                     -----------                            ----------------
             3(a)      Limited Partnership  Agreement of the Registrant,             *
                       amended and restated as of September 12, 1988

             3(b)      Certificate of Limited Partnership of the Registrant         **


        (b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

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


Date:  March 26, 2001


        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

          Signature                             Title                             Date
          ---------                             -----                             ----
/s/ Dennis J. Tietz                   President and Director of
--------------------------           Cronos Capital Corp. ("CCC")             March 26, 2001
Dennis J. Tietz                 (Principal Executive Officer of CCC)

/s/John Kallas                      Chief Financial Officer and
--------------------------         Director of Cronos Capital Corp.
John Kallas                             ("CCC") (Principal                    March 26, 2001
                                     Financial and Accounting
                                          Officer of CCC)

/s/ Elinor A. Wexler               Vice President-Administration,
--------------------------           Secretary and Director of                March 26, 2001
Elinor A. Wexler                       Cronos Capital Corp.

                            SUPPLEMENTAL INFORMATION

        The Registrant's annual report will be furnished to its limited partners on or about April 30, 2001. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

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