Form 10-Q
period 2001-03-31
IEA INCOME FUND IX L P
filed 2001-05-15
CIK 836972

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            IEA INCOME FUND IX, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                         4


         Statements of Operations for the three months ended March 31, 2001 and 2000
         (unaudited)                                                                               5


         Statements of Cash Flows for the three months ended March 31, 2001 and 2000
         (unaudited)                                                                               6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 2001 and December 31, 2000, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

                            IEA INCOME FUND IX, L.P.

                                 BALANCE SHEETS

                                                                                   March 31,              December 31,
                                                                                     2001                     2000
                                                                                 ------------             ------------
                                                                                 (Unaudited)
                 Assets

Current assets:
   Cash and cash equivalents, includes $549,310 at March 31, 2001
      and  $640,874 at December 31, 2000 in interest-bearing accounts            $    585,027             $    741,214
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                  97,340                   98,958
                                                                                 ------------             ------------

         Total current assets                                                         682,367                  840,172
                                                                                 ------------             ------------

Container rental equipment, at cost                                                10,127,216               10,630,601
   Less accumulated depreciation                                                    6,529,866                6,746,246
                                                                                 ------------             ------------
      Net container rental equipment                                                3,597,350                3,884,355
                                                                                 ------------             ------------

         Total assets                                                            $  4,279,717             $  4,724,527
                                                                                 ============             ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                               $    (74,056)            $    (69,608)
   Limited partners                                                                 4,353,773                4,794,135
                                                                                 ------------             ------------

         Total partners' capital                                                 $  4,279,717             $  4,724,527
                                                                                 ============             ============


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                 ------------------------------
                                                                 March 31,             March 31,
                                                                   2001                  2000
                                                                 ---------             ---------
Net lease revenue (notes 1 and 3)                                $ 223,726             $ 230,703

Other operating expenses:
  Depreciation                                                     118,984               184,159
  Other general and administrative expenses                         21,489                13,225
                                                                 ---------             ---------
                                                                   140,473               197,384
                                                                 ---------             ---------

    Income from operations                                          83,253                33,319

Other income (loss):
  Interest income                                                    7,964                 6,214
  Net loss on disposal of equipment                                (31,610)              (37,319)
                                                                 ---------             ---------
                                                                   (23,646)              (31,105)
                                                                 ---------             ---------
    Net income                                                   $  59,607             $   2,214
                                                                 =========             =========

Allocation of net income (loss):
  General partner                                                $  11,331             $   9,415
  Limited partners                                                  48,276                (7,201)
                                                                 ---------             ---------

                                                                 $  59,607             $   2,214
                                                                 =========             =========

Limited partners' per unit share of net income (loss)            $    1.42             $   (0.21)
                                                                 =========             =========


   The accompanying notes are an integral part of these financial statements.

                            IEA INCOME FUND IX, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                ------------------------------
                                                                March 31,             March 31,
                                                                  2001                  2000
                                                                ---------             ---------
Net cash provided by operating activities                       $ 227,479             $ 330,376

Cash flows provided by investing activities:
  Proceeds from sale of container rental equipment                120,751               107,714

Cash flows used in financing activities:
  Distribution to partners                                       (504,417)             (320,653)
                                                                ---------             ---------


Net (decrease) increase in cash and cash equivalents             (156,187)              117,437


Cash and cash equivalents at January 1                            741,214               492,680
                                                                ---------             ---------


Cash and cash equivalents at March 31                           $ 585,027             $ 610,117
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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2001 and December 31, 2000 were as follows:

                                                                   March 31,         December 31,
                                                                     2001                2000
                                                                   --------          ------------
         Gross lease receivables                                   $397,769            $423,070
         Less:
         Direct operating payables and accrued expenses             147,673             165,794
         Damage protection reserve                                   26,575              29,287
         Base management fees payable                                51,683              51,032
         Reimbursed administrative expenses                          11,905              15,014
         Allowance for doubtful accounts                             62,593              62,985
                                                                   --------            --------

         Net lease receivables                                     $ 97,340            $ 98,958
                                                                   ========            ========


                                                                     (Continued)

                            IEA INCOME FUND IX, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three-month periods ended March 31, 2001 and 2000 was as follows:

                                                             Three Months Ended
                                                        ----------------------------
                                                        March 31,           March 31,
                                                          2001                2000
                                                        --------            --------
         Rental revenue                                 $307,010            $391,729
         Less:
         Rental equipment operating expenses              47,483             109,641
         Base management fees                             21,429              25,137
         Reimbursed administrative expenses               14,372              26,248
                                                        --------            --------

                                                        $223,726            $230,703
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

        The Partnership derives its revenues from leasing marine dry cargo containers. As of March 31, 2001, the Partnership operated 1,302 twenty-foot, 501 forty-foot and 890 forty-foot high-cube marine dry cargo containers.

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


1) Material changes in financial condition between March 31, 2001 and December 31, 2000.

        At March 31, 2001, the Registrant had $585,027 in cash and cash equivalents, a decrease of $156,187 from the cash balances at December 31, 2000. Contributing to this decline was the Registrants' results from operations, impacted by a declining fleet size and conditions created by the slowdown in the global economy.

        During the first three months of 2001, the Registrant disposed of 144 containers as part of its ongoing container operations. At March 31, 2001, 56% of the original equipment remained in the Registrant's fleet, as compared to 59% at December 31, 2000, and was comprised of the following:

                                                                              40-Foot
                                              20-Foot         40-Foot        High-Cube
                                              -------         -------        ---------
         Containers on lease:
              Term leases                        162            116            204
              Master leases                      847            241            491
                                               -----            ---            ---
                 Subtotal                      1,009            357            695

         Containers off lease                    293            144            195
                                               -----            ---            ---

              Total container fleet            1,302            501            890
                                               =====            ===            ===

                                                                                                                40-Foot
                                                             20-Foot                  40-Foot                  High-Cube
                                                        -----------------        ----------------         -----------------
                                                        Units          %         Units         %          Units          %
                                                        -----         ---        -----        ---         -----         ---
         Total purchases                                2,327         100%        799         100%        1,653         100%
              Less disposals                            1,025          44%        298          38%          763          47%
                                                        -----         ---         ---         ---         -----         ---

         Remaining fleet at March 31, 2001              1,302          56%        501          62%          890          53%
                                                        =====         ===         ===         ===         =====         ===

        During the first quarter of 2001, distributions from operations and sales proceeds amounted to $488,638, reflecting distributions to the general and limited partners for the fourth quarter of 2000. This represents an increase from the $350,544 distributed during the fourth quarter of 2000, reflecting distributions for the third quarter of 2000. The increase in distributions was a result of favorable cash collections of outstanding receivables and an increase in container sales proceeds generated during the fourth quarter of 2000. The Registrant's continuing disposal of containers should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.


                                                                     (Continued)

2) Material changes in the results of operations between the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000.

        In the first quarter of 2001, the worldwide demand for containers was significantly impacted by the slowdown in the global economy. These conditions are reflected in the decline of the Registrant's utilization and per-diem rates from December 31, 2000 levels. The Leasing Company has implemented a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management.

        Net lease revenue for the three-month period ended March 31, 2001 was $223,726, a decline of approximately 3% from the same three-month period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2001 was $307,010, a decline of 22% from the same three-month period in 2000. Gross rental revenue was primarily impacted by a smaller fleet size and lower per-diem rental rates. Average per-diem rental rates for the three-month period ended March 31, 2001 declined 4% when compared to the same three-month period in the prior year. The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                                Three Months Ended
                                                             ---------------------------
                                                             March 31,         March 31,
                                                               2000              1999
                                                             ---------         ---------
        Average fleet size (measured in twenty-foot
           equivalent units (TEU))                             4,188             5,102
        Average utilization                                       79%               79%

        Depreciation expense declined 35% when compared to the same three-month period in the prior year. Rental equipment operating expenses were 15% of the Registrant's gross lease revenue during the three-month period ended March 31, 2001, as compared to 28% during the three-month period ended March 31, 2000, primarily due to the $29,212 reduction in the provision for doubtful accounts, and the reduction in fleet size, which contributed to a decline in storage and handling expenses, agent fees, and recovery costs totaling $19,703. In addition, the Registrant's declining fleet size and related operating results contributed to a decline in base management and reimbursable administrative fees.

        The Registrant disposed of 144 containers during the first quarter of 2001, as compared to 141 containers during the first quarter of 2000. These disposals resulted in a loss of $31,610 for the first quarter of 2001, as compared to a loss of $37,319 for the first quarter of 2000. The Registrant believes that the net losses on container disposals in the first quarters of 2001 and 2000 were a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant's container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.


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


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

            Exhibit
              No.                       Description                            Method of Filing
            -------                     -----------                            ----------------
             3(a)      Limited Partnership Agreement of the Registrant,                *
                       amended and restated as of September 12, 1988

             3(b)      Certificate of Limited Partnership of the                      **
                       Registrant


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.


----------

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



                                       By  /s/ John Kallas
                                           -------------------------------------
                                           John Kallas
                                           Chief Financial Officer and Director
                                           of Cronos Capital Corp. ("CCC")
                                           Principal Financial and Accounting
                                           Officer of CCC

Date: May 15, 2001

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


----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

** Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)