Form 10-Q
period 2001-06-30
IEA INCOME FUND IX L P
filed 2001-08-14
CIK 836972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-18169

IEA INCOME FUND IX, L.P.
(Exact name of registrant as specified in its charter)

California	94-3069954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111
(Address of principal executive offices) (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [   ].

IEA INCOME FUND IX, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2001

TABLE OF CONTENTS

		PAGE

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2001 (unaudited) and December 31, 2000	4
	Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2001 and December 31, 2000, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000.

IEA INCOME FUND IX, L.P.

Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents, includes $1,066 at June 30, 2001 and $640,874 at December 31, 2000 in interest-bearing accounts	$554,766	$741,214

Net lease receivables due from Leasing Company (notes 1 and 2)	67,246	98,958

Total current assets	622,012	840,172

Container rental equipment, at cost	9,646,159	10,630,601

Less accumulated depreciation	6,326,286	6,746,246

Net container rental equipment	3,319,873	3,884,355

Total assets	$3,941,885	$4,724,527

Partners’ Capital

Partners’ capital (deficit):

General partner	$(77,434)	$(69,608)

Limited partners	4,019,319	4,794,135

Total partners’ capital	$3,941,885	$4,724,527

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$195,591	$219,897	$419,316	$450,600

Other operating expenses:

Depreciation	119,336	176,276	238,320	360,435

Other general and administrative expenses	17,404	18,031	38,893	31,256

	136,740	194,307	277,213	391,691

Income from operations	58,851	25,590	142,103	58,909

Other income (loss):

Interest income	5,314	6,786	13,278	13,000

Net loss on disposal of equipment	(27,241)	(34,811)	(58,851)	(72,130)

	(21,927)	(28,025)	(45,573)	(59,130)

Net income (loss)	$36,924	$(2,435)	$96,530	$(221)

Allocation of net income (loss):

General partner	$10,210	$11,604	$21,541	$21,019

Limited partners	26,714	(14,039)	74,989	(21,240)

	$36,924	$(2,435)	$96,530	$(221)

Limited partners’ per unit share of net income (loss)	$0.79	$(0.41)	$2.21	$(0.62)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Net cash provided by operating activities	$418,673	$566,238

Cash flows provided by investing activities:

Proceeds from sale of container rental equipment	274,051	272,857

Cash flows used in financing activities:

Distribution to partners	(879,172)	(718,674)

Net (decrease) increase in cash and cash equivalents	(186,448)	120,421

Cash and cash equivalents at January 1	741,214	492,680

Cash and cash equivalents at June 30	$554,766	$613,101

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

IEA Income Fund IX, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on June 8, 1988 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2009, unless sooner terminated upon the occurrence of certain events.

The Partnership commenced operations on December 5, 1988, when the minimum subscription proceeds of $1,000,000 were obtained. The Partnership offered 40,000 units of limited partnership interest at $500 per unit, or $20,000,000. The offering terminated on September 11, 1989, at which time 33,992 limited partnership units had been sold.

(b)	Leasing Company and Leasing Agent Agreement

Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Depreciation of Rental Equipment

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these depreciation changes is a decrease to net income of approximately $23,600 from June 1 to June 30, 2001.

(e)	Financial Statement Presentation

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

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

(Continued)

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2001 and December 31, 2000 were as follows:

	June 30,	December 31,
	2001	2000

Gross lease receivables	$316,623	$423,070

Less:

Direct operating payables and accrued expenses	157,271	165,794

Damage protection reserve	12,832	29,287

Base management fees payable	44,944	51,032

Reimbursed administrative expenses	4,729	15,014

Allowance for doubtful accounts	29,601	62,985

Net lease receivables	$67,246	$98,958

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three and six-month periods ended June 30, 2001 and 2000 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$258,736	$369,555	$565,746	$761,284

Less:

Rental equipment operating expenses	32,227	101,303	79,711	210,944

Base management fees	18,105	23,712	39,534	48,849

Reimbursed administrative expenses	12,813	24,643	27,185	50,891

	$195,591	$219,897	$419,316	$450,600

(4)	Operating Segment

The Financial Accounting Standards Board has issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment (Continued)

The Partnership derives its revenues from leasing marine dry cargo containers. As of June 30, 2001, the Partnership operated 1,211 twenty-foot, 478 forty-foot and 861 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. CCC has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2001. At June 30, 2001, 53% of the original equipment remained in the Registrant’s fleet, as compared to 67% at December 31, 2000.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:

Term leases	158	116	177

Master leases	782	213	465

Subtotal	940	329	642

Containers off lease	271	149	219

Total container fleet	1,211	478	861

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,327	100%	799	100%	1,653	100%

Less disposals	1,116	48%	321	40%	792	48%

Remaining fleet at June 30, 2001	1,211	52%	478	60%	861	52%

In line with the slowdown in worldwide economic growth, demand for dry cargo containers decreased in the first six months of 2001, resulting in a decline of the container leasing industry’s utilization rates to 1999 levels. Transpacific trade, of which a large proportion of the cargo consists of technology related goods, has been largely affected by the slowdown of the US economy. The strength of the US dollar continues to make US goods more expensive and uncompetitive within Asia. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year. As a result of these increasing world-wide container inventories, the production of new containers has slowed. Although a slowdown of new container production could have both positive short and long term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

(Continued)

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2001 and June 30, 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))	3,988	4,850	4,088	4,994

Average Utilization	76%	81%	78%	80%

Average per-diem rental rates decreased approximately 10% and 7%, when compared to the same three and six-month periods in the prior year, respectively.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Income from operations for the three months ended June 30, 2001 was $58,851, compared to $25,590 during the corresponding period of 2000. The increase was primarily due to a $56,940 decline in depreciation expense.

Net lease revenue of $195,591 for the three months ended June 30, 2001 was $24,306, or 11% lower than in the corresponding period of 2000. The decrease was due to a $110,819, or 30% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses were lower by a combined $86,513 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in handling, repair and maintenance expenses, and the provision for doubtful accounts.

Depreciation expense of $119,336 for the three months ending June 30, 2001, was $56,940 lower than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase to depreciation expense of approximately $23,600 since June 1, 2001.

Other general and administrative expenses of $17,404 in the second quarter of 2001 were consistent with the corresponding period of 2000.

Net loss on disposal of equipment was a result of the Registrant disposing of 143 containers during the three-month period ended June 30, 2001 as compared to 133 containers during the same period in 2000. These disposals resulted in a loss of $27,241 for the three-month period ended June 30, 2001, as compared to a loss of $34,811 for the three-month period ended June 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Income from operations for the six-month period ended June 30, 2001, was $142,103, compared to $58,909 during the corresponding period of 2000. The increase was primarily due to a $122,115 decline in depreciation expense.

(Continued)

Net lease revenue of $419,316 for the six-month period ended June 30, 2001 was $31,284, or 7% lower than the corresponding period of 2000. The decrease was due to a $195,538, or 26% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses were lower by a combined $164,254 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were declines in repair and maintenance expenses and the provision for doubtful accounts.

Depreciation expense of $238,320 for the six-month period ending June 30, 2001 was $122,115 lower than the same period in 2000.

Other general and administrative expenses increased to $38,893 during the six-month period ended June 30, 2001, from $31,256 in the corresponding period of 2000, representing an increase of $7,637. An increase in professional costs contributed to this increase.

Net loss on disposal of equipment was a result of the Registrant disposing of 287 containers during the first six months of 2001 as compared to 274 containers during the first six months of 2000. These disposals resulted in a loss of $58,851 for the six-month period ended June 30, 2001, as compared to a loss of $72,130 for the six-month period ended June 30, 2000.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $418,673 and $566,238 during the first six months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations, and $71,851 in net lease receivables due from the Leasing Company. The net cash generated in 2000 reflected earnings from operations together with $48,633 in net lease receivables due from the Leasing Company.

Cash from Investing Activities: Net cash provided by investing activities was $274,051 and $272,857 in the first six months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $879,172 during the first six months of 2001 compared to $718,674 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners, which increased due to cash collections and sales proceeds generated from the sale of container equipment. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners,as well as to finance current operating needs. No credit lines are maintained to finance working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, the Leasing Company hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IEA INCOME FUND IX, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 14, 2001

EXHIBIT INDEX

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)