Form 10-Q
period 2002-03-31
IEA INCOME FUND IX L P
filed 2002-05-13
CIK 836972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-18169

IEA INCOME FUND IX, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3069954 (I.R.S. Employer Identification No.)

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
Ended March 31, 2002

		PAGE

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — March 31, 2002 and December 31, 2001 (unaudited)	4

	Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	5

	Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2002 and December 31, 2001, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001.

IEA INCOME FUND IX, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2002	2001

Assets

Current assets:
Cash and cash equivalents, includes $458,939 at March 31, 2002 and $477,367 at December 31, 2001 in interest-bearing accounts	$474,676	$492,681
Net lease receivables due from Leasing Company (notes 1 and 2)	53,660	30,994

Total current assets	528,336	523,675

Container rental equipment, at cost	7,976,670	8,725,806
Less accumulated depreciation	5,611,975	6,004,447

Net container rental equipment	2,364,695	2,721,359

Total assets	$2,893,031	$3,245,034

Partners’ Capital

Partners’ capital (deficit):
General partner	$(93,738)	$(84,404)
Limited partners	2,986,769	3,329,438

Total partners’ capital	$2,893,031	$3,245,034

The accompanying notes are an integral part of these financial statements

IEA INCOME FUND IX, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net lease revenue (notes 1 and 3)	$103,180	$223,726

Other operating expenses:
Depreciation	143,100	118,984
Other general and administrative expenses	14,255	21,489
Net loss on disposal of equipment	36,002	31,610

	193,357	172,083

(Loss) income from operations	(90,177)	51,643

Other income:
Interest income	1,563	7,964

Net (loss) income	$(88,614)	$59,607

Allocation of net (loss) income:
General partner	$(886)	$11,331

Limited partners	(87,728)	48,276

	$(88,614)	$59,607

Limited partners’ per unit share of net (loss) income	$(2.58)	$1.42

The accompanying notes are an integral part of these financial statements

IEA INCOME FUND IX, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net cash provided by operating activities	$114,279	$227,479

Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	131,105	120,751

Cash flows used in financing activities:
Distribution to partners	(263,389)	(504,417)

Net decrease in cash and cash equivalents	(18,005)	(156,187)

Cash and cash equivalents at January 1	492,681	741,214

Cash and cash equivalents at March 31	$474,676	$585,027

The accompanying notes are an integral part of these financial statements

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

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with CCC. The Partnership shall continue until December 31, 2009, unless sooner terminated upon the occurrence of certain events.

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

(d)	Container Rental Equipment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Because the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2002 and 2001.

Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $113,000 from January 1 to March 31, 2002.

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

(Continued)

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Gross lease receivables	$344,808	$281,929
Less:
Direct operating payables and accrued expenses	219,897	170,872
Damage protection reserve	7,841	8,276
Base management fees payable	40,294	42,086
Reimbursed administrative expenses	2,621	3,761
Allowance for doubtful accounts	20,495	25,940

Net lease receivables	$53,660	$30,994

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2002 and 2001 was as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Rental revenue (note 4)	$183,431	$307,010
Less:
Rental equipment operating expenses	56,593	47,483
Base management fees	12,853	21,429
Reimbursed administrative expenses	10,805	14,372

Net lease revenue	$103,180	$223,726

(Continued)

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of March 31, 2002, the Partnership operated 1,001 twenty-foot, 405 forty-foot and 706 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2002, 44% of the original equipment remained in the Registrant’s fleet, as compared to 48% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2002.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	502	202	173
Master leases	299	59	317

Subtotal	801	261	490
Containers off lease	200	144	216

Total container fleet	1,001	405	706

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,327	100%	799	100%	1,653	100%
Less disposals	1,326	57%	394	49%	947	57%

Remaining fleet at March 31, 2002	1,001	43%	405	51%	706	43%

During 2001, demand for dry cargo containers was adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. As a result of increasing worldwide container inventories during 2001, cautious forecasts for global economic recovery and a reduction in the level of capital available for new production, the demand for new container production declined. Accordingly, prices for new containers reached historic lows, creating further downward pressure on lease per-diem rates and container residual values.

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term effects for the container leasing industry. During the first quarter of 2002, the reduction in the level of funding for new container production, as well as a general improvement in the world’s economic climate, contributed to a decline in the level of off-hire container inventories for both leasing companies and shipping lines. During this period, the Registrant experienced an increase in demand for its dry cargo containers. The average monthly utilization of the Registrant’s dry cargo fleet increased from 71% in December 2001 to 73% in March 2002. At April 30, 2002, utilization of the Registrant’s dry cargo fleet had increased to approximately 76%. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, remain depressed. An improvement in lease per-diem rates is

(Continued)

not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the demand for cargo containers to continue to strengthen into the second quarter of 2002. The Leasing Company, on behalf of the Registrant, will seek to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network. Continued improvement throughout the latter part of 2002 will be dependent on the recovery and sustained growth of the global economy.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, with the expectation that some shipping lines, especially those involved with trans-Pacific trade, may experience financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2002 and March 31, 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))	3,412	4,188
Average utilization rates	71%	79%

Average per-diem rental rates for 2002 decreased approximately 21%, when compared to the same three-month period in the prior year.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Income (loss) from operations for the three months ended March 31, 2002 was a loss of $90,177, as compared to income of $51,643 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue and a $24,116 increase in depreciation expense that resulted from a change in the estimated life and salvage value of the containers.

Net lease revenue of $103,180 for the three months ended March 31, 2002 was $120,546 lower than in the corresponding period of 2001. The decrease was due to a $123,579 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001, as well as an increase in rental equipment operating expenses of $9,110 from the same period in 2001. Contributing to the increase in rental equipment operating expenses were repositioning costs. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates, and lower utilization rates. Other components of net lease revenue, including reimbursed administrative expenses and management fees, were lower by a combined $12,143 when compared to the corresponding period in 2001, and partially offset the decline in gross lease revenue.

(Continued)

Depreciation expense of $143,100 for the three-month period ended March 31, 2002, was $24,116 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $113,000 for the three months ended March 31, 2002

Other general and administrative expenses were $14,255 in the first quarter of 2002, a decrease of $7,234 or 34% when compared to the corresponding period of 2001. This decrease was primarily due to a reduction in legal fees and net exchange rate losses.

Net loss on disposal of equipment was a result of the Registrant disposing of 186 containers during the three-month period ended March 31, 2002, as compared to 144 containers during the same period in 2001. These disposals resulted in a loss of $36,002 for the three-month period ended March 31, 2002, as compared to a loss of $31,610 for the three-month period ended March 31, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $114,279 and $227,479 during the first three months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $131,105 and $120,751 respectively.

Cash from Financing Activities: Net cash used in financing activities was $263,389 during the first three months of 2002 compared to $504,417 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

(Continued)

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

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

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

IEA INCOME FUND IX, L.P.

By	Cronos Capital Corp. The General Partner /s/ Dennis J. Tietz

Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC
By	/s/ John Kallas

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: May 10, 2002

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