Form 10-Q
period 2002-06-30
IEA INCOME FUND IX L P
filed 2002-08-14
CIK 836972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-18169

IEA INCOME FUND IX, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3069954 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

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
Ended June 30, 2002

		PAGE

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2002 and December 31, 2001 (unaudited)	4
	Statements of Operations for the three and six months ended June 30, 2002 and 2001 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2002 and December 31, 2001, statements of operations for the three and six months ended June 30, 2002 and 2001, and statements of cash flows for the six months ended June 30, 2002 and 2001.

IEA INCOME FUND IX, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $450,132 at June 30, 2002 and $477,367 at December 31, 2001 in interest-bearing accounts	$489,135	$492,681
Net lease receivables due from Leasing Company (notes 1 and 2)	38,623	30,994

Total current assets	527,758	523,675

Container rental equipment, at cost	7,129,004	8,725,806
Less accumulated depreciation	5,141,520	6,004,447

Net container rental equipment	1,987,484	2,721,359

Total assets	$2,515,242	$3,245,034

Partners’ Capital
Partners’ capital (deficit):
General partner	$(102,436)	$(84,404)
Limited partners	2,617,678	3,329,438

Total partners’ capital	$2,515,242	$3,245,034

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net lease revenue (notes 1 and 3)	$99,435	$195,591	$202,615	$419,316
Other operating expenses:
Depreciation	127,865	119,336	270,965	238,320
Other general and administrative expenses	14,153	17,404	28,408	38,893
Net loss on disposal of equipment	74,135	27,241	110,137	58,851

(Loss) income from operations	(116,718)	31,610	(206,895)	83,252
Other income:
Interest income	1,415	5,314	2,978	13,278

Net (loss) income	$(115,303)	$36,924	$(203,917)	$96,530

Allocation of net (loss) income:
General partner	$(1,153)	$10,210	$(2,039)	$21,541
Limited partners	(114,150)	26,714	(201,878)	74,989

	$(115,303)	$36,924	$(203,917)	$96,530

Limited partners’ per unit share of net (loss) income	$(3.36)	$0.79	$(5.94)	$2.21

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Net cash provided by operating activities	$194,350	$418,673
Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	327,979	274,051
Cash flows used in financing activities:
Distribution to partners	(525,875)	(879,172)

Net decrease in cash and cash equivalents	(3,546)	(186,448)
Cash and cash equivalents at January 1	492,681	741,214

Cash and cash equivalents at June 30	$489,135	$554,766

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2002 and 2001.

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $68,600 and $181,700 for the respective three and six-month periods ended June 30, 2002 and an increase of approximately $23,600 for the three and six-month periods ended June 30, 2001.

(e)	Use of Estimates

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgement is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

(f)	Financial Statement Presentation

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

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
	2002	2001

Gross lease receivables	$247,325	$281,929
Less:
Direct operating payables and accrued expenses	146,704	170,872
Damage protection reserve	5,894	8,276
Base management fees payable	36,973	42,086
Reimbursed administrative expenses	2,691	3,761
Allowance for doubtful accounts	16,440	25,940

Net lease receivables	$38,623	$30,994

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2002 and 2001 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Rental revenue (note 4)	$152,756	$258,736	$336,187	$565,746
Less:
Rental equipment operating expenses	33,156	32,227	89,749	79,711
Base management fees	10,682	18,105	23,535	39,534
Reimbursed administrative expenses	9,483	12,813	20,288	27,185

Net lease revenue	$99,435	$195,591	$202,615	$419,316

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of June 30, 2002, the Partnership operated 898 twenty-foot, 356 forty-foot and 632 forty-foot high-cube marine dry cargo containers.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2002, 40% of the original equipment remained in the Registrant’s fleet, as compared to 48% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2002.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	496	196	150
Master leases	276	59	304

Subtotal	772	255	454
Containers off lease	126	101	178

Total container fleet	898	356	632

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,327	100%	799	100%	1,653	100%
Less disposals	1,429	61%	443	55%	1,021	62%

Remaining fleet at June 30, 2002	898	39%	356	45%	632	38%

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

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term affects for the container leasing industry. During the first six months of 2002, a general improvement in the world’s economic climate, combined with reduced funding for new container production, contributed to container shortfalls in many Asian locations and a corresponding increase in the demand for existing, older containers. The surge in demand experienced during the first six months of 2002 was a primary factor in reducing off-hire container inventories primarily in Asia, and to a lesser extent Europe and North America. During the first six months of 2002, the average monthly utilization of the Registrant’s dry cargo fleet increased from 71% for December 2001 to 77% for June 2002. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, continued to

(Continued)

remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the current level of demand for cargo containers to continue into the third quarter of 2002; however, a moderate or slowly-developing economic recovery in the US and other world economies, as well as an increase in new container production, may temper the current demand for leased containers. The Leasing Company, on behalf of the Registrant, will seek to exploit the current demand for leased containers by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines have reported operating losses during 2002. The financial impact of such losses on the shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))	3,035	3,988	3,224	4,088
Average Utilization	76%	76%	74%	78%

Although utilization levels increased from December 31, 2001 levels, many older containers, including those of the Registrant, were leased under term leases that command lower per-diem rates. These term leases, combined with the market’s impact on short-term, master lease per-diem rates, contributed to an overall decline in the Registrant’s per-diem rates. For the three and six-month period ended June 30, 2002, the Registrant’s per-diem rates declined by approximately 20% and 21%, when compared to the same three and six-month periods in the prior year.

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

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Loss from operations for the three months ended June 30, 2002 was $116,718, as compared to income of $31,610 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue, an increase in the net loss on disposal of equipment, and a $8,529 increase in depreciation expense that resulted from a change in the estimated life and salvage value of the containers, effective June 1, 2001.

Net lease revenue of $99,435 for the three months ended June 30, 2002 was $96,156 lower than in the corresponding period of 2001. The decrease was primarily due to a $105,980 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was primarily impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including reimbursed administrative expenses and management fees, were lower by a combined $9,824 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue.

(Continued)

Depreciation expense of $127,865 for the three-month period ended June 30, 2002 was $8,529 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $68,600 for the three months ended June 30, 2002.

Other general and administrative expenses were $14,153 for the three-month period ended June 30, 2002, a decrease of $3,251 or 18.7% when compared to the corresponding period in 2001. Contributing to this decline were legal costs and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 226 containers during the three-month period ended June 30, 2002, as compared to 143 containers during the same period in 2001. These disposals resulted in a loss of $74,135 for the three-month period ended June 30, 2002, as compared to a loss of $27,241 for the three-month period ended June 30, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2002 and 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Loss from operations for the six months ended June 30, 2002 was $206,895, as compared to income of $83,252 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue, an increase in net loss on disposal of equipment, and a $32,645 increase in depreciation expense that resulted from a change in the estimated life and salvage value of the containers, effective June 1, 2001.

Net lease revenue of $202,615 for the six months ended June 30, 2002 was $216,701 lower than in the corresponding period of 2001. The decrease was primarily due to a $229,559 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates and a lower average utilization rate for the six-month period ended June 30, 2002. Other components of net lease revenue, including reimbursed administrative expenses and management fees, were lower by a combined $22,896 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue.

Depreciation expense of $270,965 for the six-month period ended June 30, 2002 was $32,645 higher than the same period in 2001. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $181,700 for the six months ended June 30, 2002.

Other general and administrative expenses were $28,408 for the six-month period ended June 30, 2002, a decrease of $10,485 or 27% when compared to the corresponding period in 2001. Contributing to this decline were legal costs and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 412 containers during the six-month period ended June 30, 2002, as compared to 287 containers during the same period in 2001. These disposals resulted in a loss of $110,137 for the six-month period ended June 30, 2002, as compared to a loss of $58,851 for the six-month period ended June 30, 2001. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2002 and 2001.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $194,350 and $418,673 during the first six months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $327,979 and $274,051 respectively.

Cash from Financing Activities: Net cash used in financing activities was $525,875 during the first six months of 2002 compared to $879,172 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts and proceeds from container sales to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

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

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*
3(b)	Certificate of Limited Partnership of the Registrant	**
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*
3(b)	Certificate of Limited Partnership of the Registrant	**
99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document
99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)