Form 10-Q
period 2002-09-30
IEA INCOME FUND IX L P
filed 2002-11-14
CIK 836972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-18169

IEA INCOME FUND IX, L.P.

(Exact name of registrant as specified in its charter)

California	94-3069954

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

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

IEA INCOME FUND IX, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2002

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets – September 30, 2002 (unaudited) and December 31, 2001	4

Statements of Operations for the three months ended September 30, 2002 and 2001 (unaudited)	5

Statements of Cash Flows for the three months ended September 30, 2002 and 2001 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2002 and December 31, 2001, statements of operations for the three and nine months ended September 30, 2002 and 2001, and statements of cash flows for the nine months ended September 30, 2002 and 2001.

IEA INCOME FUND IX, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2002	2001

Assets

Current assets:

Cash and cash equivalents, includes $398,289 at September 30, 2002 and $477,367 at December 31, 2001 in interest-bearing accounts	$438,074	$492,681

Net lease receivables due from Leasing Company (notes 1 and 2)	—	30,994

Total current assets	438,074	523,675

Container rental equipment, at cost	6,528,533	8,725,806

Less accumulated depreciation	4,807,833	6,004,447

Net container rental equipment	1,720,700	2,721,359

Total assets	$2,158,774	$3,245,034

Liabilities and Partners’ Capital

Current liabilities
Net lease payable due to Leasing Company (notes 1 and 2)	$7,875	$—

Total liabilities	7,875	—

Partners’ capital (deficit):

General partner	(110,105)	(84,404)

Limited partners	2,261,004	3,329,438

Total partners’ capital	2,150,899	3,245,034

Total liabilities and partners’ capital	$2,158,774	$3,245,034

The accompanying notes are an ontegral part of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net lease revenue (notes 1 and 3)	$90,656	$156,570	$293,271	$575,886

Other operating expenses:

Depreciation	114,848	162,185	385,813	400,505

Other general and administrative expenses	14,114	15,432	42,522	54,325

Net loss on disposal of equipment	33,508	9,933	143,645	68,784

(Loss) income from operations	(71,814)	(30,980)	(278,709)	52,272

Other income:

Interest income	1,243	3,930	4,221	17,208

Net (loss) income	$(70,571)	$(27,050)	$(274,488)	$69,480

Allocation of net (loss) income:

General partner	$(706)	$7,332	$(2,745)	$28,873

Limited partners	(69,865)	(34,382)	(271,743)	40,607

	$(70,571)	$(27,050)	$(274,488)	$69,480

Limited partners’ per unit share of net (loss) income	$(2.06)	$(1.01)	$(7.99)	$1.19

The accompanying notes are an ontegral part of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Net cash provided by operating activities	$286,662	$582,659

Cash flows provided by investing activities:

Proceeds from sale of container rental equipment	478,378	368,658

Cash flows used in financing activities:

Distribution to partners	(819,647)	(1,219,478)

Net decrease in cash and cash equivalents	(54,607)	(268,161)

Cash and cash equivalents at January 1	492,681	741,214

Cash and cash equivalents at September 30	$438,074	$473,053

The accompanying notes are an ontegral part of these financial statements.

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

IEA Income Fund IX, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on September 8, 1988 for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2002 and 2001.

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis. Effective September 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $182,000 and $107,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The change in depreciation expense was approximately $84,000 for the three-month period ended September 30, 2001.

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

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(f)	Financial Statement Presentation

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP)have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Net Lease (Payables) Receivables Due from Leasing Company

Net lease (payables) receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease (payables) receivables at September 30, 2002 and December 31, 2001 were as follows:

	September 30,	December 31,
	2002	2001

Gross lease receivables	$165,957	$281,929

Less:

Direct operating payables and accrued expenses	117,123	170,872

Damage protection reserve	2,488	8,276

Base management fees payable	35,220	42,086

Reimbursed administrative expenses	2,435	3,761

Allowance for doubtful accounts	16,566	25,940

Net lease (payables) receivables	$(7,875)	$30,994

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2002 and 2001 was as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Rental revenue (note 4)	$137,084	$237,187	$473,271	$802,933

Less:

Rental equipment operating expenses	29,990	51,436	119,738	131,147

Base management fees	7,591	16,528	31,126	56,062

Reimbursed administrative expenses	8,847	12,653	29,136	39,838

Net lease revenue	$90,656	$156,570	$293,271	$575,886

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of September 30, 2002, the Partnership operated 841 twenty-foot, 341 forty-foot and 555 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information.

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(5)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after September 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. The Partnership is currently evaluating the impact that SFAS No. 143 will have on its financial statements.

In September 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Partnership’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2002, 36% of the original equipment remained in the Registrant’s fleet, as compared to 48% at December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2002.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:

Term leases	481	189	139

Master leases	260	61	278

Subtotal	741	250	417

Containers off lease	100	91	138

Total container fleet	841	341	555

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,327	100%	799	100%	1,653	100%

Less disposals	1,486	64%	458	57%	1,098	66%

Remaining fleet at September 30, 2002	841	36%	341	43%	555	34%

Over the past two years, the slowdown and uneven recovery in the global economy has led to reduced levels of capital available for new container investment and a corresponding increase in demand for existing dry cargo containers. During 2002, the surge in demand for existing containers has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. Many Asian locations are now experiencing container shortfalls as limited, new container production is unable to meet current market demands. To exploit this demand, the Leasing Company has repositioned off-hire equipment to locations of greatest demand and pursued leasing opportunities through its global network of marketing services. As a result, average utilization of the Registrant’s dry cargo fleet increased from 71% during the month of December 2001 to 80% during the month of September 2002. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, continued to remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The demand for cargo containers has continued into the fourth quarter of 2002 and is expected to continue into early 2003. However, wide-ranging concerns remain about waning consumer confidence within the world’s economies, a rise in oil prices, weak global stock markets, and the uncertain impact of a possible war in Iraq, as well as an increase in new container production, which may temper the current demand for leased containers.

(Continued)

Despite recent improvements in container leasing market conditions, the effect of the sporadic global economic recovery on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger containerships, has created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines have reported operating losses during 2002. The financial impact of such losses on the shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

On October 8, 2002, the Pacific Maritime Association’s 10-day lock-out of the International Longshore and Warehouse Union ended. During this 10-day period, the flow of world trade, particularly in Pacific trade routes was disrupted, creating some interesting short-term benefits to the container leasing industry as shipping lines were unable to off-hire containers during the 10-day lock out, and ships were delayed at congested ports, exacerbating the shortage of container inventories throughout Asia. While these conditions served to create further short-term demand for existing cargo containers, the long-term impact of this lock-out will not be known until the labor issues associated with the lock-out are ultimately resolved, shipping lines assess their losses, and containers and ships are redeployed into areas of demand.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2002 and 2001 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))	2,748	3,828	3,069	4,004

Average Utilization	79%	73%	76%	76%

Although utilization levels increased from December 31, 2001 levels, many older containers, including those of the Registrant, were leased under term leases that command lower per-diem rates. These term leases, combined with the market’s impact on short-term, master lease per-diem rates, contributed to an overall decline in the Registrant’s per-diem rates. For the three and nine-month period ended September 30, 2002, the Registrant’s per-diem rates declined by approximately 22% and 21%, when compared to the same three and nine-month periods in the prior year.

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

(Continued)

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Loss from operations for the three months ended September 30, 2002 was $71,814, as compared to $30,980 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue, and an increase in the net loss on disposal of equipment, offset by a $47,337 decrease in depreciation expense.

Net lease revenue of $90,656 for the three months ended September 30, 2002 was $65,914 lower than in the corresponding period of 2001. The decrease was primarily due to a $100,103 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was primarily impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including reimbursed administrative expenses and management fees, were lower by a combined $34,189 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue.

Depreciation expense of $114,848 for the three-month period ended September 30, 2002 was $47,337 lower than the same period in 2001, a result of the Registrant’s declining fleet size.

Other general and administrative expenses were $14,114 for the three-month period ended September 30, 2002, a decrease of $1,318 or 9% when compared to the corresponding period in 2001. Contributing to this decline were legal costs and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 149 containers during the three-month period ended September 30, 2002, as compared to 83 containers during the same period in 2001. These disposals resulted in a loss of $33,508 for the three-month period ended September 30, 2002, as compared to a loss of $9,933 for the three-month period ended September 30, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended September 30, 2002 and 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Loss from operations for the nine months ended September 30, 2002 was $278,709, as compared to income of $52,272 during the corresponding period of 2001. The decrease was primarily due to a decline in net lease revenue, and an increase in net loss on disposal of equipment, partially offset by a $14,692 decrease in depreciation expense.

Net lease revenue of $293,271 for the nine months ended September 30, 2002 was $282,615 lower than in the corresponding period of 2001. The decrease was primarily due to a $329,662 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates for the nine-month period ended September 30, 2002. Other components of net lease revenue, including reimbursed administrative expenses and management fees, were lower by a combined $47,047 when compared to the corresponding period in 2001, partially offsetting the decline in gross lease revenue.

Depreciation expense of $385,813 for the nine-month period ended September 30, 2002 was $14,692 lower than the same period in 2001. Effective September 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12-year life to a 15-year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $182,000 for the nine months ended September 30, 2002.

Other general and administrative expenses were $42,522 for the nine-month period ended September 30, 2002, a decrease of $11,803 or 22% when compared to the corresponding period in 2001. Contributing to this decline were legal costs and costs related to investor communications.

(Continued)

Net loss on disposal of equipment was a result of the Registrant disposing of 561 containers during the nine-month period ended September 30, 2002, as compared to 370 containers during the same period in 2001. These disposals resulted in a loss of $143,645 for the nine-month period ended September 30, 2002, as compared to a loss of $68,784 for the nine-month period ended September 30, 2001. There were no reductions to the carrying value of container rental equipment during the nine-month periods ended September 30, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $286,662 and $582,659 during the first nine months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ending September 30 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $478,378 and $368,658 respectively.

Cash from Financing Activities: Net cash used in financing activities was $819,647 during the first nine months of 2002 compared to $1,219,478 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for all fiscal years beginning after September 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. The Registrant is currently evaluating the impact that SFAS No. 143 will have on its financial statements.

In September 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Registrant’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Registrant believes that SFAS 146 will not have a significant impact on its financial position or results of operations.

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

Item 4. Controls and Procedures

The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Registrant within 90 days prior to the filing of this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Registrant’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report.

There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No..	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ***

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	These two certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, are not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: November 14, 2002

IEA Income Fund IX, L.P.

CERTIFICATIONS
(Exchange Act Rule 13a-14)

        I, Dennis J. Tietz, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of IEA Income Fund IX, L.P. (the “Registrant”);

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

        4.     The other certifying officer of Cronos Capital Corp. (“CCC”), the General Partner of the Registrant, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

        (a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within CCC, particularly during the period in which this quarterly report is being prepared;

        (b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     CCC’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors of CCC:

        (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

        (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

        6.     CCC’s other certifying officer of CCC and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DENNIS J TIETZ
Dennis J Tietz
President of CCC
(Chief Executive Officer)

IEA Income Fund IX, L.P.

CERTIFICATIONS
(Exchange Act Rule 13a-14)

        I, John Kallas, certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of IEA Income Fund IX, L.P. (the “Registrant”);

        2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

        4.     The other certifying officer of Cronos Capital Corp. (“CCC”), the General Partner of the Registrant, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

        (a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us by others within CCC, particularly during the period in which this quarterly report is being prepared;

        (b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     CCC’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Board of Directors of CCC:

        (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

        (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

        6.     CCC’s other certifying officer of CCC and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN KALLAS
John Kallas
Vice President and
Chief Financial Officer of CCC

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

99.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ***

99.2	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	These two certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, are not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.