Form 10-Q
period 2003-06-30
IEA INCOME FUND IX L P
filed 2003-08-12
CIK 836972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-18169

IEA INCOME FUND IX, L.P.
(Exact name of registrant as specified in its charter)

California	94-3069954
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Front Street, Suite 925, San Francisco, California 94111
(Address of principal executive offices)      (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

IEA INCOME FUND IX, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2003

PAGE
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	4

Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)	5

Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2003 and December 31, 2002, statements of operations for the three and six months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002.

IEA INCOME FUND IX, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $281,289 at June 30, 2003 and $302,037 at December 31, 2002 in interest-bearing accounts	$323,158	$359,487
Net lease receivables due from Leasing Company (notes 1 and 2)	889	—

Total current assets	324,047	359,487

Container rental equipment, at cost	5,512,709	6,124,220
Less accumulated depreciation	(4,313,815)	(4,598,633)

Net container rental equipment	1,198,894	1,525,587

Total assets	$1,522,941	$1,885,074

Liabilities and Partners’ Capital
Current liabilities
Net lease payables due to Leasing Company (notes 1 and 2)	$—	$5,978

Total liabilities	—	5,978

Partners’ capital (deficit):
General partner	(119,133)	(116,401)
Limited partners	1,642,074	1,995,497

Total partners’ capital	1,522,941	1,879,096

Total liabilities and partners’ capital	$1,522,941	$1,885,074

The accompanying notes are in integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$80,967	$99,435	$156,915	$202,615
Other operating expenses:
Depreciation	95,836	127,865	197,063	270,965
Other general and administrative expenses	12,441	14,153	28,026	28,408
Net (gain) loss on disposal of equipment	(2,946)	74,135	(6,259)	110,137

(Loss) income from operations	(24,364)	(116,718)	(61,915)	(206,895)
Other income:
Interest income	395	1,415	886	2,978

Net loss	$(23,969)	$(115,303)	$(61,029)	$(203,917)

Allocation of net (loss) income:
General partner	$2,677	$(1,153)	$5,587	$(2,039)
Limited partners	(26,646)	(114,150)	(66,616)	(201,878)

	$(23,969)	$(115,303)	$(61,029)	$(203,917)

Limited partners’ per unit share of net loss	$(0.78)	$(3.36)	$(1.96)	$(5.94)

The accompanying notes are in integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Net cash provided by operating activities	$121,497	$194,350
Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	137,300	327,979
Cash flows used in financing activities:
Distribution to partners	(295,126)	(525,875)

Net decrease in cash and cash equivalents	(36,329)	(3,546)
Cash and cash equivalents at January 1	359,487	492,681

Cash and cash equivalents at June 30	$323,158	$489,135

The accompanying notes are in integral part of these financial statements.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the six-month periods ended June 30, 2003 and 2002.

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

(2)	Net Lease Receivables (Payables) Due from (to) Leasing Company

Net lease receivables (payables) due from (to) the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables (payables) at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

Gross lease receivables	$132,872	$145,368
Less:
Direct operating payables and accrued expenses	84,690	97,831
Damage protection reserve	—	1,607
Base management fees payable	24,930	31,411
Reimbursed administrative expenses	2,544	2,867

Allowance for doubtful accounts	19,819	17,630

Net lease receivables (payables)	$889	$(5,978)

Continued

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2003 and 2002 was as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$111,364	$152,756	$228,628	$336,187
Less:
Rental equipment operating expenses	18,078	33,156	46,216	89,749
Base management fees	4,806	10,682	9,922	23,535
Reimbursed administrative expenses	7,513	9,483	15,575	20,288

Net lease revenue	$80,967	$99,435	$156,915	$202,615

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of June 30, 2003, the Partnership operated 721 twenty-foot, 311 forty-foot and 439 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2003, 31% of the original equipment remained in the Registrant’s fleet, as compared to 34% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2003.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	459	173	125
Master leases	205	64	230

Subtotal	664	237	355
Containers off lease	57	74	84

Total container fleet	721	311	439

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,327	100%	799	100%	1,653	100%
Less disposals	1,606	69%	488	61%	1,214	73%

Remaining fleet at June 30, 2003	721	31%	311	39%	439	27%

The favorable market conditions that existed at the end of 2002 continued through the first six months of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At June 30, 2003, the Registrant’s utilization measured 84% as compared to 81% at December 31, 2002.

Commencing with the later half of 2002 and continuing through the first six months of 2003, the demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers continued to exceed available supplies. The continued strong demand for leased containers is primarily attributable to a favorable shipping market during 2003, combined with shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

(Continued)

The favorable shipping market conditions have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. The slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000. A favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent during the first half of 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-months periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))	2,282	3,035	2,347	3,224
Average Utilization	83%	76%	83%	74%

Since the beginning of 2002, the combined per-diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 22%. Most of this decline occurred in the first six months of 2002 and is attributable to three main factors:

1.	Per-diem rental rates decreased in correlation with the reduction of new container prices and interest rate levels;

2.	The Leasing Company converted lease agreements with certain shipping lines from master to long-term lease, providing greater revenue stability but at lower lease rates than those earned under master leases; and,

3.	The Leasing Company initiated new long-term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels.

Although per-diem rental rates have declined over the last 18 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

(Continued)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net lease revenue of $80,967 for the three months ended June 30, 2003 was $18,468 lower than in the corresponding period of 2002. The decrease was due to a $41,392 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. Other components of net lease revenue, including reimbursed administrative expenses, rental equipment operating expenses and management fees, were lower by a combined $22,924 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in handling, repositioning and storage expenses, partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $95,836 for the three-month period ended June 30, 2003 was $32,029 lower than the same period in 2002, a result of the Registrant’s declining fleet size.

Other general and administrative expenses were $12,441 for the three-month period ended June 30, 2003, a decrease of $1,712 or 12% when compared to the corresponding period in 2002. Contributing to this decrease was a reduction of professional fees.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 75 containers during the three-month period ended June 30, 2003, as compared to 226 containers during the same period in 2002. These disposals resulted in a net gain of $2,946 for the three-month period ended June 30, 2003, as compared to a net loss of $74,135 for the three-month period ended June 30, 2002. The Registrant believes that the net gain on container disposals in the three-month period ended June 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2003 and 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net lease revenue of $156,915 for the six months ended June 30, 2003 was $45,700 lower than in the corresponding period of 2002. The decrease was primarily due to a $107,559 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size, lower per-diem rental rates and a lower average utilization rate for the six-month period ended June 30, 2003. Other components of net lease revenue, including reimbursed administrative expenses and management fees, were lower by a combined $61,859 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in handling, repositioning and storage costs. Such costs were partially offset by an increase in the provision for doubtful accounts.

Depreciation expense of $197,063 for the six-month period ended June 30, 2003 was $73,902 lower than the same period in 2002, a result of the Registrant’s declining fleet size.

Other general and administrative expenses were $28,026 for the six-month period ended June 30, 2003, a decrease of $382 or 1% when compared to the corresponding period in 2002.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 158 containers during the six-month period ended June 30, 2003, as compared to 412 containers during the same period in 2002. These disposals resulted in a gain of $6,259 for the six-month period ended June 30, 2002, as compared to a loss of $110,137 for the six-month period ended June 30, 2002. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2003 and 2002.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $121,497 and $194,350 during the first six months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

(Continued)

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $137,300 and $327,979 respectively.

Cash from Financing Activities: Net cash used in financing activities was $295,126 during the first six months of 2003 compared to $525,875 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

Container equipment — valuation: The Registrant reviews container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Registrant considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

(Continued)

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

31.1	Rule 13a-14 certifications	Filed with this document

31.2	Rule 13a-14 certifications	Filed with this document

32	Section 1350 certifications	Filed with this document ***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IEA INCOME FUND IX, L.P.

	By	Cronos Capital Corp. The General Partner

	By	/s/ Dennis J. Tietz Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

	By	/s/ John Kallas John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

31.1	Rule 13a-14 certifications	Filed with this document

31.2	Rule 13a-14 certifications	Filed with this document

32	Section 1350 certifications	Filed with this document ***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.