Form 10-Q
period 2003-09-30
IEA INCOME FUND IX L P
filed 2003-11-12
CIK 836972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

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

IEA INCOME FUND IX, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2003

PAGE
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets – September 30, 2003 (unaudited) and December 31, 2002	4
Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited)	5
Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	6
Notes to Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4. Controls and Procedures	15
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2003 and December 31, 2002, statements of operations for the three and nine months ended September 30, 2003 and 2002, and statements of cash flows for the nine months ended September 30, 2003 and 2002.

IEA INCOME FUND IX, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $265,291 at September 30, 2003 and $302,037 at December 31, 2002 in interest-bearing accounts	$300,943	$359,487

Container rental equipment, at cost	5,294,076	6,124,220
Less accumulated depreciation	(4,233,634)	(4,598,633)

Net container rental equipment	1,060,442	1,525,587

Total assets	$1,361,385	$1,885,074

Liabilities and Partners’ Capital
Current liabilities
Net lease payables due to Leasing Company (notes 1 and 2)	$387	$5,978

Total liabilities	387	5,978

Partners’ capital (deficit):
General partner	(121,744)	(116,401)
Limited partners	1,482,742	1,995,497

Total partners’ capital	1,360,998	1,879,096

Total liabilities and partners’ capital	$1,361,385	$1,885,074

The accompanying notes are an integral of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$73,658	$90,656	$230,573	$293,271
Other operating expenses:
Depreciation	92,048	114,848	289,111	385,813
Other general and administrative expenses	14,023	14,114	42,048	42,522
Net (gain) loss on disposal of equipment	(1,256)	33,508	(7,515)	143,645

Loss from operations	(31,157)	(71,814)	(93,071)	(278,709)
Other income:
Interest income	231	1,243	1,116	4,221

Net loss	$(30,926)	$(70,571)	$(91,955)	$(274,488)

Allocation of net (loss) income:
General partner	$935	$(706)	$6,521	$(2,745)
Limited partners	(31,861)	(69,865)	(98,476)	(271,743)

	$(30,926)	$(70,571)	$(91,955)	$(274,488)

Limited partners’ per unit share of net loss	$(.94)	$(2.06)	$(2.90)	$(7.99)

The accompanying notes are an integral of these financial statements.

IEA INCOME FUND IX, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Net cash provided by operating activities	$184,654	$286,662
Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	182,945	478,378
Cash flows used in financing activities:
Distribution to partners	(426,143)	(819,647)

Net decrease in cash and cash equivalents	(58,544)	(54,607)
Cash and cash equivalents at January 1	359,487	492,681

Cash and cash equivalents at September 30	$300,943	$438,074

The accompanying notes are an integral of these financial statements.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the nine-month periods ended September 30, 2003 and 2002.

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

(2)	Net Lease Payables Due to Leasing Company

Net lease payables due to the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease payables at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
	2003	2002

Gross lease receivables	$130,852	$145,368
Less:
Direct operating payables and accrued expenses	92,394	97,831
Damage protection reserve	—	1,607
Base management fees payable	18,403	31,411
Reimbursed administrative expenses	2,174	2,867
Allowance for doubtful accounts	18,268	17,630

Net lease payables	$(387)	$(5,978)

Continued

IEA INCOME FUND IX, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2003 and 2002 was as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$108,611	$137,084	$337,239	$473,271
Less:
Rental equipment operating expenses	21,776	29,990	67,992	119,738
Base management fees	6,497	7,591	16,419	31,126
Reimbursed administrative expenses	6,680	8,847	22,255	29,136

Net lease revenue	$73,658	$90,656	$230,573	$293,271

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine dry cargo containers. As of September 30, 2003, the Partnership operated 693 twenty-foot, 296 forty-foot and 424 forty-foot high-cube marine dry cargo containers.

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At September 30, 2003, 30% of the original equipment remained in the Registrant’s fleet, as compared to 34% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2003.

			40-Foot
	20-Foot	40-Foot	High-Cube

Containers on lease:
Term leases	374	149	101
Master leases	264	90	235

Subtotal	638	239	336
Containers off lease	55	57	88

Total container fleet	693	296	424

					40-Foot
	20-Foot		40-Foot		High-Cube

	Units	%	Units	%	Units	%

Total purchases	2,327	100%	799	100%	1,653	100%
Less disposals	1,634	70%	503	63%	1,229	74%

Remaining fleet at September 30, 2003	693	30%	296	37%	424	26%

Strong growth in the volume of global container trade during the nine-month period ending September 30, 2003 contributed to favorable container leasing market conditions, allowing the Registrant to maintain a high level of utilization for its containers. At September 30, 2003, the Registrant’s utilization measured 84% as compared to 81% at December 31, 2002. The demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the southeastern ports, the demand for cargo containers continued to exceed available supplies. Also contributing to the strong demand for leased containers during 2003 has been the preference of shipping lines to purchase fewer containers for their own account. Due to recent operating losses and requirements to deploy capital within other parts of their business, including the investment in new, larger, containerships and the support of terminal, information technology and other infrastructure requirements, funds for new container investment have been limited. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions, combined with lower cost, short term leases for older containers, have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that typically exists during periods

(Continued)

of surplus container supply. The favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, an increase in new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have become insolvent during 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and nine-months periods ended September 30, 2003 and 2002 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))	2,182	2,748	2,294	3,069
Average Utilization	84%	79%	83%	76%

Per-diem rates for the three and nine-month periods ended September 30, 2003 declined approximately 8% and 12%, respectively, in comparison to the same periods in the prior year, and is attributable to three main factors that have taken place since 2002:

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

Although per-diem rental rates have declined from 2002 levels, static new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates during 2003. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net lease revenue of $73,658 for the three months ended September 30, 2003 was $16,998 lower than in the corresponding period of 2002. The decrease was due to a $28,473 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates.

(Continued)

Other components of net lease revenue, including reimbursed administrative expenses, rental equipment operating expenses and management fees, were lower by a combined $11,475 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in storage expenses, and the provision for doubtful accounts, partially offset by an increase in repair and maintenance expenses.

Depreciation expense of $92,048 for the three-month period ended September 30, 2003 was $22,800 lower than the same period in 2002, a result of the Registrant’s declining fleet size.

Other general and administrative expenses were $14,023 for the three-month period ended September 30, 2003, consistent with the corresponding period in 2002.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 58 containers during the three-month period ended September 30, 2003, as compared to 149 containers during the same period in 2002. These disposals resulted in a net gain of $1,256 for the three-month period ended September 30, 2003, as compared to a net loss of $33,508 for the three-month period ended September 30, 2002. The Registrant believes that the net gain on container disposals in the three-month period ended September 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2003 and 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net lease revenue of $230,573 for the nine months ended September 30, 2003 was $62,698 lower than in the corresponding period of 2002. The decrease was primarily due to a $136,032 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates for the nine-month period ended September 30, 2003. Other components of net lease revenue, including reimbursed administrative expenses, rental equipment expenses and management fees, were lower by a combined $73,334 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in handling, repositioning and storage costs. Such costs were partially offset by a $1,848 increase in the provision for doubtful accounts.

Depreciation expense of $289,111 for the nine-month period ended September 30, 2003 was $96,702 lower than the same period in 2002, a result of the Registrant’s declining fleet size.

Other general and administrative expenses were $42,048 for the nine-month period ended September 30, 2003, consistent with the corresponding period in 2002.

Net gain (loss) on disposal of equipment was a result of the Registrant disposing of 216 containers during the nine-month period ended September 30, 2003, as compared to 561 containers during the same period in 2002. These disposals resulted in a gain of $7,515 for the nine-month period ended September 30, 2003, as compared to a loss of $143,645 for the nine-month period ended September 30, 2002. The Registrant believes that the net gain on container disposals in the nine-month period ended September 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2003 and 2002.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $184,654 and $286,662 during the first nine months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ending September 30 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $182,945 and $478,378 respectively.

Cash from Financing Activities: Net cash used in financing activities was $426,143 during the first nine months of 2003 compared to $819,647 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Capital Resources: Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts and proceeds from container sales to generate distributions to its general and limited partners, as well as to finance current operating needs. Quarterly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC, to ensure cash reserves on hand are sufficient to meet the Registrant’s operating requirements. No credit lines are maintained to finance working capital.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document
***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	These certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: November 12, 2003

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document
***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	These certifications, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.