Form 10-Q
period 2004-06-30
IEA INCOME FUND IX L P
filed 2004-08-12
CIK 836972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-18169

IEA INCOME FUND IX, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3069954 (I.R.S. Employer Identification No.)

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

IEA INCOME FUND IX, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2004

The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of June 30, 2004 and December 31, 2003, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and condensed statements of cash flows for the six months ended June 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND IX, L.P.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $268,533 at June 30, 2004 and $258,490 at December 31, 2003 in interest-bearing accounts	$304,586	$298,045
Net lease receivables due from Leasing Company (notes 1 and 2)	35,902	11,035

Total current assets	340,488	309,080

Container rental equipment, at cost	4,344,527	5,019,430
Less accumulated depreciation	(3,629,249)	(4,090,683)

Net container rental equipment	715,278	928,747

Total assets	$1,055,766	$1,237,827

Partners’ Capital
Partners’ capital (deficit):
General partner	$(96,095)	$(119,283)
Limited partners	1,151,861	1,357,110

Total partners’ capital	$1,055,766	$1,237,827

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$70,273	$80,967	$141,001	$156,915
Other operating income (expenses):
Depreciation	(49,953)	(95,836)	(114,028)	(197,063)
Other general and administrative expenses	(15,178)	(12,441)	(30,780)	(28,026)
Net gain on disposal of equipment	19,742	2,946	29,325	6,259

Income (loss) from operations	24,884	(24,364)	25,518	(61,915)
Other income:
Interest income	178	395	353	886

Net income (loss)	$25,062	$(23,969)	$25,871	$(61,029)

Allocation of net income (loss):
General partner	$19,795	$2,677	$29,291	$5,587
Limited partners	5,267	(26,646)	(3,420)	(66,616)

	$25,062	$(23,969)	$25,871	$(61,029)

Limited partners’ per unit share of net income (loss)	$0.15	$(0.78)	$(0.10)	$(1.96)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Net cash provided by operating activities	$105,206	$121,497
Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	109,267	137,300
Cash flows used in financing activities:
Distribution to general partners	(6,104)	(8,318)
Distribution to limited partners	(201,828)	(286,808)

	(207,932)	(295,126)

Net increase (decrease) in cash and cash equivalents	6,541	(36,329)
Cash and cash equivalents at the beginning of the period	298,045	359,487

Cash and cash equivalents at the end of the period	$304,586	$323,158

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004 and 2003.

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Gross lease receivables	$120,461	$115,908
Less:
Direct operating payables and accrued expenses	65,261	79,667
Base management fees payable	4,098	4,530
Reimbursed administrative expenses	2,000	2,228
Allowance for doubtful accounts	13,200	18,448

Net lease receivables	$35,902	$11,035

Continued

IEA INCOME FUND IX, L.P.

Notes to Unaudited Condensed Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2004 and 2003 was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$98,981	$111,364	$202,664	$228,628
Less:
Rental equipment operating expenses	15,642	18,078	34,823	46,216
Base management fees	6,872	4,806	14,124	9,922
Reimbursed administrative expenses	6,194	7,513	12,716	15,575

Net lease revenue	$70,273	$80,967	$141,001	$156,915

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo containers used by its customers in global trade routes. As of June 30, 2004, the Partnership operated 607 twenty-foot, 249 forty-foot and 321 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2004, 25% of the original equipment remained in the Registrant’s fleet, as compared to 28% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2004.

			40-Foot
	20-Foot	40-Foot	High-Cube
Containers on lease:
Term leases	387	143	65
Master leases	201	83	229

Subtotal	588	226	294
Containers off lease	19	23	27

Total container fleet	607	249	321

					40-Foot
	20-Foot		40-Foot		High-Cube
	Units	%	Units	%	Units	%
Total purchases	2,327	100%	799	100%	1,653	100%
Less disposals	1,720	74%	550	69%	1,332	81%

Remaining fleet at June 30, 2004	607	26%	249	31%	321	19%

The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 93% at June 30, 2004, compared to 86% at December 31, 2003.

The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes exasperated the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses, and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at June 30, 2004 decreased approximately 68% in comparison to June 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. The Registrant’s average dry cargo container per-diem rate for the three-month period ended June 30, 2004 remained unchanged in comparison to the same period in the prior year.

Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-months periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))	1,836	2,282	1,903	2,347
Average Utilization	92%	83%	90%	83%

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net lease revenue of $70,273 for the three months ended June 30, 2004 was $10,694 lower than in the corresponding period of 2003. The decrease was due to a $12,382 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size, partially offset by higher utilization rates. Other components of net lease revenue, including reimbursed administrative expenses, rental equipment operating expenses and management fees, were lower by a combined $1,689 when compared to the corresponding period in 2003, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in storage costs, a direct result of higher utilization rates, partially offset by an increase in repair and maintenance expenses.

Depreciation expense of $49,953 for the three-month period ended June 30, 2004 was $45,883 lower than the same period in 2003, a result of the Registrant’s aging, and declining fleet size.

Other general and administrative expenses were $15,178 for the three-month period ended June 30, 2004, an increase of $2,737 or 22% when compared to the corresponding period in 2003, primarily due to an increase in investor communication expense.

Net gain on disposal of equipment was a result of the Registrant disposing of 92 containers during the three-month period ended June 30, 2004, as compared to 75 containers during the same period in 2003. These disposals resulted in a net gain of $19,742 for the three-month period ended June 30, 2004, as compared to $2,946 for the three-month period ended June 30, 2003. The Registrant believes that the net gain on container disposals in the three-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net lease revenue of $141,001 for the six months ended June 30, 2004 was $15,914 lower than in the corresponding period of 2003. The decrease was primarily due to a $25,964 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates, partially offset by higher average utilization rate for the six-month period ended June 30, 2004. Other components of net lease revenue, including reimbursed administrative expenses and management fees, were lower by a combined $10,050 when compared to the corresponding period in 2003, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in storage costs, a direct result of higher utilization rates. Such costs were partially offset by an increase in the repair and maintenance expenses.

Depreciation expense of $114,028 for the six-month period ended June 30, 2004 was $83,035 lower than the same period in 2003, a result of the Registrant’s aging, and declining fleet size.

Other general and administrative expenses were $30,780 for the six-month period ended June 30, 2004, an increase of $2,754 or 10% when compared to the corresponding period in 2003, primarily due to an increase in investor communication expenses.

Net gain on disposal of equipment was a result of the Registrant disposing of 164 containers during the six-month period ended June 30, 2004, as compared to 158 containers during the same period in 2003. These disposals resulted in a gain of $29,325 for the six-month period ended June 30, 2004, as compared to a gain of $6,259 for the six-month period ended June 30, 2003. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2004 and 2003. The Registrant believes that the net gain on container disposals in the six-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $105,206 and $121,497 during the first six months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $109,267 and $137,300 respectively.

Cash from Financing Activities: Net cash used in financing activities was $207,932 during the first six months of 2004 compared to $295,126 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

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

Date: August 12, 2004

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