Form 10-Q
period 2004-09-30
IEA INCOME FUND IX L P
filed 2004-11-12
CIK 836972

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-18169

IEA INCOME FUND IX, L.P.

(Exact name of registrant as specified in its charter)

California	94-3069954
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

IEA INCOME FUND IX, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of September 30, 2004 and December 31, 2003, condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, and condensed statements of cash flows for the nine months ended September 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

IEA INCOME FUND IX, L.P.

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $301,436 at September 30, 2004 and $258,490 at December 31, 2003 in interest-bearing accounts	$322,977	$298,045
Net lease receivables due from Leasing Company (notes 1 and 2)	51,343	11,035

Total current assets	374,320	309,080

Container rental equipment, at cost	4,091,292	5,019,430
Less accumulated depreciation	(3,460,525)	(4,090,683)

Net container rental equipment	630,767	928,747

Total assets	$1,005,087	$1,237,827

Partners’ Capital
Partners’ capital (deficit):
General partner	$(52,313)	$(119,283)
Limited partners	1,057,400	1,357,110

Total partners’ capital	$1,005,087	$1,237,827

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$73,045	$73,658	$214,046	$230,573
Other operating income (expenses):
Depreciation	(42,764)	(92,048)	(156,793)	(289,111)
Other general and administrative expenses	(13,036)	(14,023)	(43,815)	(42,048)
Net gain on disposal of equipment	40,730	1,256	70,056	7,515

Income (loss) from operations	57,975	(31,157)	83,494	(93,071)
Other income:
Interest income	449	231	802	1,116

Net income (loss)	$58,424	$(30,926)	$84,296	$(91,955)

Allocation of net income (loss):
General partner	$46,662	$935	$75,953	$6,521
Limited partners	11,762	(31,861)	8,343	(98,476)

	$58,424	$(30,926)	$84,296	$(91,955)

Limited partners’ per unit share of net income (loss)	$0.35	$(.94)	$0.25	$(2.90)

The accompanying notes are an integral part of these financial statements.

IEA INCOME FUND IX, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Net cash provided by operating activities	$163,365	$184,654
Cash flows provided by investing activities:
Proceeds from sale of container rental equipment	178,604	182,945
Cash flows used in financing activities:
Distribution to general partners	(8,983)	(11,864)
Distribution to limited partners	(308,053)	(414,279)

	(317,036)	(426,143)

Net increase (decrease) in cash and cash equivalents	24,933	(58,544)
Cash and cash equivalents at the beginning of the period	298,045	359,487

Cash and cash equivalents at the end of the period	$322,978	$300,943

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

During 2004, the Partnership has continued to actively dispose of its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, have provided the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At that time whereby the Registrant’s fleet size is reduced to approximately 20% of its original fleet size, the Registrant expects to enter the final phase of its liquidation and wind-up stage of operations. At December 31, 2004, the Registrant’s fleet size measured approximately 23% of its original fleet size.

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

Continued

IEA INCOME FUND IX, L.P.

Notes to Unaudited Condensed Financial Statements

(b)	Leasing Company and Leasing Agent Agreement (continued)

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2004 and 2003.

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

Continued

IEA INCOME FUND IX, L.P.

Notes to Unaudited Condensed Financial Statements

(e)	Use of Estimates (continued)

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

(2) Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
	2004	2003
Gross lease receivables	$113,602	$115,908
Less:
Direct operating payables and accrued expenses	41,774	79,667
Base management fees payable	4,145	4,530
Reimbursed administrative expenses	1,951	2,228
Allowance for doubtful accounts	14,389	18,448

Net lease receivables	$51,343	$11,035

Continued

IEA INCOME FUND IX, L.P.

Notes to Unaudited Condensed Financial Statements

(3) Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$95,943	$108,611	$298,607	$337,239
Less:
Rental equipment operating expenses	10,255	21,776	45,078	67,992
Base management fees	6,669	6,497	20,793	16,419
Reimbursed administrative expenses	5,974	6,680	18,690	22,255

Net lease revenue	$73,045	$73,658	$214,046	$230,573

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

The Partnership derives its revenues from dry cargo containers used by its customers in global trade routes. As of September 30, 2004, the Partnership operated 587 twenty-foot, 235 forty-foot and 293 forty-foot high-cube marine dry cargo containers.

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

General

Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. During 2004, the Registrant has continued to actively dispose of its fleet, while cash proceeds from equipment disposals, in addition to cash from operations, have provided the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At that time whereby the Registrant’s fleet size is reduced to approximately 20% of its original fleet size, the Registrant expects to enter the final phase of its liquidation and wind-up stage of operations. At September 30, 2004, 23% of the original equipment remained in the Registrant’s fleet, as compared to 28% at December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at September 30, 2004.

			40-Foot
	20-Foot	40-Foot	High-Cube
Containers on lease:
Term leases	392	160	65
Master leases	183	59	216

Subtotal	575	219	281
Containers off lease	12	16	12

Total container fleet	587	235	293

					40-Foot
	20-Foot		40-Foot		High-Cube
	Units	%	Units	%	Units	%
Total purchases	2,327	100%	799	100%	1,653	100%
Less disposals	1,740	75%	564	71%	1,360	82%

Remaining fleet at September 30, 2004	587	25%	235	29%	293	18%

The general increase in trade volumes that emerged during the nine-month period ending September 30, 2004, contributed to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 97% at September 30, 2004, compared to 86% at December 31, 2003.

The nine-month period ending September 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth, in addition to low global interest rates and improved investor and consumer confidence. These increases in trade volumes placed additional burdens on the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, along with the price of other materials including wood flooring, the cost of a new twenty-foot dry cargo container also increased, from $1,350 during the latter part of 2003, to as high as $2,000 during the middle of 2004, an amount higher than at any time since 1995, the last time container prices peaked. As a result of the current level of demand for new container equipment, a significant reduction in the price of new containers is unlikely in the near future, and potentially may contribute to further price increases. The major container manufacturers report full order books through the first calendar quarter of 2005.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their increasing container requirements arising from the robust growth in containerized trade and the acceptance of new, larger containerships. This decline in inventories has resulted in substantial decreases in storage expenses and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at September 30, 2004 decreased approximately 80% in comparison to September 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per-diem rates for older containers experienced none to modest increases, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. Slight increases in the per-diem rates for older containers may be expected over the next 12 months. The Registrant’s average dry cargo container per-diem rate for the three and nine-month periods ended September 30, 2004 remained unchanged in comparison to the same periods in the prior year.

Although favorable market conditions currently exist for container lessors, current market conditions may negatively impact the shipping lines. Sharply rising oil prices, combined with the increase in charter rates for ships, steel prices and the related increase in new container prices, have created a concern for both the shipping lines and, therefore, the leasing companies. Although the majority of the top 20 shipping lines have experienced strong profit growth during the last 12 months, other shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed increases in freight rates due to the strong demand experienced in their respective trade routes. However, most regional intra-Asian shipping lines have struggled to remain profitable, due primarily to the rising charter rates for ships, over capacity and lower freight rates, and have cut back services in some routes in an attempt to reduce rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Industry analysts are expressing concern that the current program of new ship building may create over capacity within the shipping industry once the new container ships are delivered. Any over capacity could result in a reduction in profitability for shipping lines which in turn could have adverse implications for container lessors.

Lastly, wide-ranging concerns remain regarding the world’s major economies, including the price of oil and its impact on economic growth and the related growth of containerized trade volumes, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and nine-months periods ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))	1,694	2,182	1,835	2,294
Average Utilization	96%	84%	92%	83%

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

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net lease revenue of $73,045 for the three months ended September 30, 2004 was $613 lower than in the corresponding period of 2003. The decrease was due to a $12,668 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size, partially offset by higher utilization rates. Other components of net lease revenue, including reimbursed administrative expenses, rental equipment operating expenses and management fees, were lower by a combined $12,055 when compared to the corresponding period in 2003, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in storage costs, a direct result of higher utilization rates.

Depreciation expense of $42,764 for the three-month period ended September 30, 2004 was $49,284 lower than the same period in 2003, a result of the Registrant’s aging, and declining fleet size.

Other general and administrative expenses were $13,036 for the three-month period ended September 30, 2004, a decrease of $987 or 7%, which did not materially differ from the same period of the prior year.

Net gain on disposal of equipment was a result of the Registrant disposing of 62 containers during the three-month period ended September 30, 2004, as compared to 58 containers during the same period in 2003. These disposals resulted in a net gain of $40,730 for the three-month period ended September 30, 2004, as compared to $1,256 for the three-month period ended September 30, 2003. The Registrant believes that the net gain on container disposals in the three-month period ended September 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2004 and 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net lease revenue of $214,046 for the nine months ended September 30, 2004 was $16,527 lower than in the corresponding period of 2003. The decrease was primarily due to a $38,632 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size, partially offset by higher average utilization rate for the nine-month period ended September 30, 2004. Other components of net lease revenue, including reimbursed administrative expenses, rental equipment operating expenses and management fees, were lower by a combined $22,105 when compared to the corresponding period in 2003, partially offsetting the decline in gross lease revenue. Contributing to the decline in rental equipment operating expenses were decreases in storage costs, a direct result of higher utilization rates. Such costs were partially offset by an increase in the repair and maintenance expenses.

Depreciation expense of $156,793 for the nine-month period ended September 30, 2004 was $132,318 lower than the same period in 2003, a result of the Registrant’s aging, and declining fleet size.

Other general and administrative expenses were $43,815 for the nine-month period ended September 30, 2004, an increase of $1,767 or 4%, which did not materially differ from the same period of the prior year.

Net gain on disposal of equipment was a result of the Registrant disposing of 226 containers during the nine-month period ended September 30, 2004, as compared to 216 containers during the same period in 2003. These disposals resulted in a gain of $70,056 for the nine-month period ended September 30, 2004, as compared to a gain of $7,515 for the nine-month period ended September 30, 2003. The Registrant believes that the net gain on container disposals in the nine-month period ended September 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $163,365 and $184,654 during the first nine months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the nine-month periods ending September 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $178,604 and $182,945 respectively.

Cash from Financing Activities: Net cash used in financing activities was $317,036 during the first nine months of 2004 compared to $426,143 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

The Registrant has reviewed and approved these significant accounting policies which are further described in the Registrant’s 2003 Annual Report on Form 10-K.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2004.

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

Date: November 12, 2004

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